Form 10QSB
period 1999-08-31
DITA INC
filed 1999-10-22
CIK 1010698

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended August 31, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________




                                   Dita, Inc.
             (Exact name of registrant as specified in its charter)


    Nevada                       0-27057                         33-0696051
---------------          ------------------------              --------------
   (state of             (Commission File Number)               (IRS Employer
incorporation)                                                  I.D. Number)


                              6519 Fountain Avenue
                               Hollywood, CA 90028
                                  323-953-9565
          ------------------------------------------------------------
             (Address and telephone number of registrant's principal
               executive offices and principal place of business)






     As of August 31, 1999, there were 3,142,530 shares of the Registrant's Common Stock, par value $0.01 per share, outstanding.

     Transitional Small Business Disclosure Format (check one): Yes ___ No X

                         PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements



                                   DITA, INC.
                                 BALANCE SHEETS


                                                                  08-31-99              02-28-99
                                                                 (Unaudited)            Audited
                                                                 ---------             ---------
ASSETS

Current assets:
Cash                                                             $  15,364             $  65,822
Cash - restricted                                                    3,244                55,694
Accounts receivable - trade, net of allowance
  for doubtful accounts of $37,160 and $37,160,
  respectively                                                     105,633                71,249
Inventory                                                          132,931                71,587
Prepaid expenses                                                     2,163                20,103
                                                                 ---------             ---------

        Total current assets                                       259,335               284,455

Property and equipment, net of
  accumulated depreciation and amortization                         90,133                87,732

Other assets                                                         2,434                 2,434
                                                                 ---------             ---------

                                                                 $ 351,902             $ 374,621
                                                                 =========             =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses                            $ 288,921             $ 209,578
Advances from officers-stockholders                                 26,546                36,531
Note payable, bank                                                   4,762                19,000
Current maturities of obligations under
  capital lease                                                     14,600                14,600
                                                                 ---------             ---------

        Total current liabilities                                  334,829               279,709

Obligations under capital lease, less
  current maturities                                                16,883                17,869
                                                                 ---------             ---------

Stockholders' equity:
Common stock; $0.01 par value, 10,000,000 shares
  authorized, 3,140,000 shares issued and
  outstanding, respectively                                         31,400                31,400
Additional paid-in capital                                         613,339               613,339
Deficit                                                           (644,548)             (567,696)
                                                                 ---------             ---------

        Total stockholders' equity                                     190                77,043
                                                                 ---------             ---------

                                                                 $ 351,902             $ 374,621
                                                                 =========             =========








                       See notes to financial statements.

                                               DITA, INC.
                                         STATEMENT OF OPERATIONS



                                 Three months ended       Three months ended         Six months ended           Six months ended
                                   August 31, 1999          August 31, 1998           August 31, 1999            August 31, 1998
                                  -----------------        -----------------         -----------------          -----------------
                                  Amount                   Amount                    Amount                  Amount
                                (Unaudited)   Percent    (Unaudited)   Percent     (Unaudited)   Percent   (Unaudited)     Percent
                                -----------   -------    -----------   -------     -----------   -------   -----------     -------
Net sales                       $  241,892    100.0%     $  198,907    100.0%      $  531,179    100.0%    $  525,245       100.0%

Cost of sales                      112,508     46.5          96,077     48.3          246,875     46.5        253,140        48.2
                                ----------    -----      ----------    -----       ----------    -----     ----------       -----

Gross profit                       129,384     53.5         102,830     51.7          284,303     53.5        272,105        51.8

Operating expenses                 205,889     85.1         129,823     65.3          361,155     68.0        256,929        48.9
                                ----------    -----      ----------    -----       ----------    -----     ----------       -----

Net income (loss)               $  (76,505)   (31.6)     $  (26,993)   (13.6)      $  (76,852)   (14.5)    $   15,176        (2.9)
                                ==========    =====      ==========    =====       ==========    =====     ==========       =====

Net income (loss) per share -
basic and diluted               $   (0.024)              $    (0.01)               $   (0.024)             $    0.005
                                ==========               ==========                ==========              ==========

Weighted average shares
outstanding - basic and diluted  3,140,000                2,623,311                 3,140,000               2,623,311
                                ==========               ==========                ==========              ==========























                                   See notes to financial statements.

                                   DITA, INC.
                            STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                           Six months ended August 31,
                                                          -------------------------------
                                                             1999                 1998
                                                          (Unaudited)          (Unaudited)
                                                          -----------          -----------
Cash flows provided by (used for)
operating activities:
  Net income (loss)                                       $ (76,852)            $  15,176
                                                          ---------             ---------

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
  Depreciation and amortization                                 -                    -
  Provision for doubtful accounts                               -                      37
  Other                                                         -                    -

Changes in assets and liabilities:
(Increase) decrease in assets:
  Accounts receivable                                     $ (34,385)            $ (11,310)
  Inventory                                                 (61,344)              (14,922)
  Prepaid expenses                                           17,940                (1,335)

Increase (decrease) in liabilities -
  Accounts payable and accrued expenses                   $  84,863             $  24,493
                                                          ---------             ---------

        Total adjustments                                 $   7,074             $  (3,037)
                                                          ---------             ---------

        Net cash used for operating activities            $ (69,778)            $  12,139
                                                          ---------             ---------

Cash flows used for investing activities:
  Acquisition of property and equipment                   $  (2,400)            $  (4,008)
  Increase in other assets                                     -                     -
                                                          ---------             ---------

        Net cash used for investing activities            $  (2,400)            $  (4,008)
                                                          ---------             ---------

Cash flows provided by (used for)
financing activities:
  (Payments on) advances from
        officer-stockholders                              $  (9,985)            $    (903)
  (Payments on) proceeds from
        note payable                                        (19,000)                 -
  (Payments on) proceeds from other
        current liabilities                                    (757)                   14
  (Payments on) obligations under capital lease                (987)               (7,203)
  Proceeds from issuance of common stock                       -                  200,000
                                                          ---------             ---------

        Net cash provided by financing activities         $ (30,730)            $ 191,908
                                                          ---------             ---------

Net increase (decrease) in cash                           $(106,152)            $ 200,039
Net increase in cash-reserve                                  3,244                  -
Cash, beginning of year                                     121,516                17,806
                                                          ---------             ---------

Cash, end of year                                         $  18,608             $ 217,845
                                                          =========             =========







                                   See notes to financial statements.

                                   DITA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                        YEAR ENDED FEBRUARY 28, 1999 AND
                      INTERIM PERIOD ENDED AUGUST 31, 1999



(1)  Summary of Significant Accounting Policies:

     Business Activity:

          The Company is a wholesaler of unique, alternative and fashionable women's sunglasses and sells to retailers throughout the United States, Japan and Europe.

     Use of Estimates:

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Fair Value:

          Unless otherwise indicated, the fair values of all reported assets and liabilities which represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such amounts.

     Cash:

          Equivalents
          -----------

          For purposes of the statement of cash flows, cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.

          Concentration
          -------------

          The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

     Inventory:

          Inventory is valued at the lower of cost (first-in, first-out) or market.

                                   DITA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                        YEAR ENDED FEBRUARY 28, 1999 AND
                      INTERIM PERIOD ENDED AUGUST 31, 1999


(1)  Summary of Significant Accounting Policies, Continued:

     Income Taxes:

          Deferred income taxes are reported using the liability method. Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment (see Note 8).

     Net Loss Per Share:

          The Company has adopted Statement of Financial Accounting Standard No. 128, Earnings per Share ("SFAS No. 128"), which is effective for annual and interim financial statements issued for periods ending after December 15, 1997. SFAS No. 128 was issued to simplify the standards for calculating earnings per share ("EPS") previously in APB No. 15, Earnings per Share. SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS. The new rules also require dual presentation of basic and diluted EPS on the face of the statement of operations. Net loss per common share is computed based on the weighted average number of common shares outstanding.

     Unaudited Interim Financial Statements:

          In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of August 31, 1999, and the results of operations and cash flows for the six-month periods ended August 31, 1999 and 1998 have been included. The results of operations for the six-month period ended August 31, 1999, are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-SB filed for the year ended February 28, 1999 and 1998.

                                   DITA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                        YEAR ENDED FEBRUARY 28, 1999 AND
                      INTERIM PERIOD ENDED AUGUST 31, 1999


(2)  Property and Equipment:

                                                     08-31-99          02-28-99
                                                     --------          --------
               Display cases                         $ 76,254          $ 73,854
               Computers and software                  34,939            34,939
               Furniture and fixtures                   9,670             9,670
                                                     --------          --------

                                                      120,863           118,463
               Less accumulated depreciation
                      and amortization                 30,731            30,731
                                                     --------          --------

                                                     $ 90,133          $ 87,732
                                                     ========          ========

(3)  Advances from Officer-Stockholders:

     This  amount   represents  the  unpaid  balance  of  non-interest   bearing
     short-term advances received from officer-stockholders. Such advances are unsecured and payable on demand.

(4)  Note Payable, Bank:

     The Company has a line of credit with its bank in the amount of $55,000 which was secured by a collateral savings account in the amount of $55,000. As of July 16, 1999, the line of credit was paid off and the secured savings account was released to the Company.

     Interest paid on all corporate borrowings, exclusive of related party interest and other bank interest amounted to $798 for the year ended February 28, 1999.

(5)  Obligations under Capital Lease:

     The Company leases computer equipment, software, lens cutters and trade show booths under the terms of a capital lease, which is secured by the related equipment costing $41,440. The following is a schedule by years of future minimum lease payments required under the capital leases, together with the present value of the net minimum lease payments:

                                   DITA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                        YEAR ENDED FEBRUARY 28, 1999 AND
                      INTERIM PERIOD ENDED AUGUST 31, 1999


               Year ending February 28,
                      2000                                              $14,600
                      2001                                               16,431
                      2002                                                1,438
                                                                        -------

               Present value of minimum lease payments                   32,469
               Less current maturities                                   14,600
                                                                        -------
                                                                        $17,869
                                                                        =======

     Interest expense for the year ended February 28, 1999 amounted to $3,492 and for the six months ended August 31, 1999 amounted to $10,199.

(6)  Common Stock:

     Between April 18, 1997 and July 10, 1997, the Company's principal supplier of sunglasses, who is also a shareholder and member of the Board of Directors, purchased 425,000 shares of common stock for $100,000. Also, on April 18, 1997, three officer-stockholders of the Company were issued a total of 275,000 shares for services previously provided on behalf of the Company.

     As of February 28, 1999 and 1998, there were 92,900 shares outstanding that had been sold through a December 1995 public offering made in reliance upon an exemption from registration under federal and state securities laws provided by Regulation D, Rule 504 of the Securities and Exchange Commission.

(7)  Related Party Transactions:

     The Company's principal supplier of sunglasses is also a shareholder and a member of the Board of Directors. Total product purchased from this supplier for the year ended February 28, 1999 was $313,746. Accounts payable and accrued expenses at February 28, 1999 include $131,162 payable to this supplier. The Company also pays interest on outstanding accounts payable balances at a rate of 9% per year to this related party.

(8)  Income Taxes:

     For federal income tax return purposes, the Company has available net operating loss carryforwards of approximately $556,000 and $381,000, which expire through 2013 and 2012 and are available to offset future income tax liabilities for the years ended February 28, 1999 and 1998, respectively.

     Temporary   differences   which  give  rise  to  deferred  tax  assets  and
     liabilities at February 28, 1999 are as follows:

                                   DITA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                        YEAR ENDED FEBRUARY 28, 1999 AND
                      INTERIM PERIOD ENDED AUGUST 31, 1999



               Net operating loss carryforwards        $ 226,548      $ 152,400
               Valuation allowance                      (226,548)      (152,400)
                                                       ---------      ---------

                      Net deferred taxes               $       -      $       -
                                                       =========      =========

(9)  Subsequent Event:

     The Company has had discussions with two companies that would like to acquire the Company's corporate shell. As of October 20, 1999, no negotiations have been finalized and none are under way. Upon completion of any such proposed sale, the Company would be under different management and would conduct a different business. The present business of the Company would presumably be sold.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements."

     Financial  condition,   changes  in  financial  condition  and  results  of
--------------------------------------------------------------------------------
operations - Second  Quarter of Fiscal Year 2000  Compared to Second  Quarter of
--------------------------------------------------------------------------------
Fiscal Year 1999
----------------

     Dita's sales increased from $198,907 in the three-month period ended August 31, 1998 (Q2:1999) to $241,892 in the three-month period ended August 31, 1999 (Q2:2000), a 21.6 percent increase. The increase is due to an increase of $43,454 in international sales.

     The cost of sales increased from $96,077, or 48.3 percent of sales, in Q2:1999 to $112,508, or 46.5 percent of sales, in Q2:2000, an increase of only
17.1 percent and a slight improvement when considered as a percentage of sales.

     Operating expenses, however, increased from $129,823 - or 65.3 percent of sales - in Q2:1999 to $205,889 - or 85.1 percent of sales - in Q2:2000. This increase is due primarily to -

     o an increase in advertising expense from $625 or 0.3 percent of sales in Q2:1999 to $42,815 or 17.7 percent of sales in Q2:2000;

     o an increase in travel expense from $1,305 or 0.7 percent of sales in Q2:1999 to $10,283 or 4.3 percent of sales in Q2:2000;

     o an increase in accounting fees from $4,400 or 2.2 percent of sales in Q2:1999 to $13,600 or 3.6 percent of sales in Q2:2000; and

     o an increase in equipment leasing expense from $506 or 0.3 percent of sales in Q2:1999 to $6,694 or 2.8 percent of sales in Q2:2000.

     Dita suffered a net loss from operations of $26,993 in Q2:1999, which loss increased to a net loss of $76,505 in Q2:2000. The increases in advertising expense and travel expense alone account for more than the increase in net loss from operations. These increases reflect management's decision to increase consumer awareness of our brands, particularly in new markets.

     Our accounts receivable increased by $34,384 from $71,249 at the end of fiscal year 1999 to $105,633 at the end of Q2:2000, and our accounts payable and accrued expenses increased by $79,343 from $209,578 at the end of FY 1999 to $288,921 at the end of Q2:2000. A cash position of $65,822 at the end of FY 1999 was reduced to $15,364 at the end of Q2:2000, but inventory increased from $71,587 at the end of FY 1999 to $132,931 at the end of Q2:2000. Stockholders' equity decreased from $77,043 at the end of FY 1999 to only $190 at the end of Q2:2000.

     Financial  condition,   changes  in  financial  condition  and  results  of
--------------------------------------------------------------------------------
operations  - First Half of Fiscal  Year 2000  Compared  to First Half of Fiscal
--------------------------------------------------------------------------------
Year 1999.
---------

     Sales in the first half of FY 2000 were comparable to sales in the first half of FY 1999 - $531,179 compared to the earlier $525,245. Of significance, however, is the increase in international sales of $171,006 - from $53,703 in FY 1999, or 10.2 percent of sales, to $224,709, or 42.3 percent of sales. Boutique sales remained constant at 29.4 percent of sales, but optical sales decreased from $353,593 in the first half of FY 1999 or 67.3 percent of sales to $158,674 in the first half of FY 2000 or 29.9 percent of sales.

     The cost of sales decreased slightly from $253,140 or 48.2 percent of sales in the first half of FY 1999 to $246,875 or 46.5 percent of sales in the first half of FY 2000.

     Operating expenses increased from $256,929 - or 48.9 percent of sales - in the first half of FY 1999 to $361,155 - or 68 percent of sales - in the first half of FY 2000. The increase is due primarily to -

     o an increase in advertising expense from $3,119 or 0.6 percent of sales in the first half of FH 1999 to $86,643 or 16.3 percent of sales in the first half of FY 2000;

     o an increase in travel expenses from $2,776 or 0.5 percent of sales in the first half of FY 1999 to $16,750 or 3.2 percent of sales in the first half of FY 2000;

     o an increase in equipment leasing from $2,466 or 0.5 percent of sales in the first half of FY 1999 to $12,124 or 2.3 percent of sales in the first half of FY 2000.

     Dita realized net income from operations of $15,176 in the first half of 1999 but a net loss from operations of $76,852 in the first half of FY 2000. The increase in advertising and travel expenses account for more than the difference in net operating results.

     Liquidity and Outlook.
     ---------------------

     We have been able to stay in operation only (1) from the services provided by Glance, Inc., a manufacturer of sunglasses under the control of Bendar Wu, the chairman of our board of directors, which company funds and warehouses a considerable portion of our inventory and (2) from the proceeds realized from the sale of capital stock.

     With respect to the sales of stock, we covered our $186,270 loss from operations in fiscal 1999 by the sale of $200,000 in capital stock. In fiscal 1999 we also borrowed $19,000 on our bank line of credit. We ended fiscal 1999 with $121,516 cash in the bank.

     By the end of the second quarter of fiscal 2000 (August 31, 1999) our cash position had fallen to $18,608 from $121,516 at the end of fiscal 1999. Our net loss from operations was $76,852 during the first half of

                                   DITA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                        YEAR ENDED FEBRUARY 28, 1999 AND
                      INTERIM PERIOD ENDED AUGUST 31, 1999


FY 2000, but we increased our inventory by $61,344 and repaid debt of $9,985 to officers and $14,238 on our bank line of credit.

     Glance provides liquidity as follows: standard payment terms in our industry are to provide a secured letter of credit to the manufacturer for the entire amount of a purchase order submitted. The letter of credit matures upon the manufacturer's shipment of the product. Glance requires no letter of credit or deposit of any type to secure a purchase order from us. In addition, Glance takes shipment of the inventory ordered and warehouses it until we need it. Once we order the inventory to be delivered from Glance's warehouse, we have 30 days to pay for it.

     We perceive our long-term solution to our continuing losses to be an improvement in our gross margin. The essential services provided by Glance, Inc. come at a cost to us - they increase our cost of goods sold from 20 to 30 percent above industry standard. Yet, it is impossible to dispense with these services without the cash to pay for and warehouse all our inventory. We are working on obtaining lines of credit from lending institutions that cater to small businesses. When we have exhausted these possibilities, we will attempt to obtain capital through the sale of shares of common stock.

     Unfortunately, our inability to demonstrate profitable operations makes it difficult to sell capital stock. At this time, we have not identified the sources of additional lines of credit or of equity capital we need to break out of our dilemma. Short term, we need to increase our bank line of credit from $45,000 to approximately $100,000 to help pay for the implementation of new prescription glasses lines.

     Long term, we need an additional line of credit of approximately $150,000 to decrease our dependence on Glance, Inc. and thereby improve our profit margins.

                           PART II - OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K

(a)     Exhibits

        Exhibit 27           Financial Data Schedule

(b)     Forms 8-K

        None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  October __, 1999                            Dita, Inc.



                                                   By/s/ Troy Schmidt
                                                     ---------------------------
                                                     Troy Schmidt, President and
                                                     Chief Financial Officer