Form 10QSB/A
period 1999-08-31
DITA INC
filed 1999-11-03
CIK 1010698

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                         AMENDMENT NO. 1 TO FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 For the
                     quarterly period ended August 31, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________




                                   Dita, Inc.
             (Exact name of registrant as specified in its charter)


    Nevada                       0-27057                        33-0696051
--------------           ------------------------             --------------
   (state of             (Commission File Number)              (IRS Employer
incorporation)                                                 I.D. Number)


                              6519 Fountain Avenue
                               Hollywood, CA 90028
                                  323-953-9565
          -------------------------------------------------------------
             (Address and telephone number of registrant's principal
               executive offices and principal place of business)






     As of August 31, 1999, there were 3,142,530 shares of the Registrant's Common Stock, par value $0.01 per share, outstanding.

     Transitional Small Business Disclosure Format (check one): Yes     No X
                                                                   ---    ---

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

     Financial  condition,   changes  in  financial  condition  and  results  of
     ---------------------------------------------------------------------------
operations - Second  Quarter of Fiscal Year 2000  Compared to Second  Quarter of
--------------------------------------------------------------------------------
Fiscal Year 1999
----------------

     Dita's sales increased by $42,985 from $198,907 in the three-month period ended August 31, 1998 (Q2:1999) to $241,892 in the three-month period ended August 31, 1999 (Q2:2000) a 21.6 percent increase. There were, however, significant changes in the origin of these sales, as follows:

                                                       Q2:2000                      Q2:1999
                                                  --------------------         ---------------------
                                                                 Per-                         Per-
               Origin of Sales                      Amount       cent            Amount       cent
               ---------------                    ---------      -----          --------      -----
               Optical                             $ 73,289       30.3          $ 50,082       25.2
               Boutique                              79,847       33.0           109,102       54.9
               Department store                      15,932        6.6            12,055        6.1
               International                         86,056       35.6            42,602       21.4
               Freight income                         2,378        1.0             2,744        1.4
               Defective merchandise                    (24)        .0                 0         .0
               Returns & exchanges                  (15,708)      (6.5)          (17,658)      (8.9)
               Discounts                                 14         .0              (397)       (.2)
               Interest income                          109         .0               377         .2
                                                   --------      -----          --------      -----

                      Totals                       $241,892      100.0          $198,907      100.0

     Of particular note are the above increases in optical sales and international sales and the decrease in boutique sales. The increase in optical sales is especially healthy, because it represents the first results of a strategic decision, taken in the second half of fiscal year 1998, to reduce optical sales to the mass market - that is, the "low end" of the market - in order to gain the standing needed to appeal to the "high end" of the market, where the gross margin is higher.

     The above increase in international sales is attributed primarily to $5,726 in higher sales in Canada and $46,679 in sales in Japan. As for Canada, our distributor there, Overdrive, is now in its third year distributing Dita products. Overdrive reports an increase in brand awareness for our products, as reported to it by Canadian retail shops. As for Japan, the Q2:2000 sales in Japan have no comparable sales in Q2:1998, as we had not yet acquired a distributor for our products in Japan by the end of Q2:1999.

     The above decrease in boutique sales essentially represents an earlier delivery in Q1:2000 of products ordered by boutiques. As is shown in the subsequent discussion of sales for the first half of fiscal year 2000, boutique sales were flat for the first half of FY 2000 as compared with the first half of FY 1999.

     The cost of sales increased from $96,077, or 48.3 percent of sales, in Q2:1999 to $112,508, or 46.5 percent of sales, in Q2:2000, an increase of only
17.1 percent and a slight improvement when considered as a percentage of sales.

     Operating expenses, however, increased from $129,823 - or 65.3 percent of sales - in Q2:1999 to $205,889 - or 85.1 percent of sales - in Q2:2000. This increase is due primarily to -

     o an increase in advertising expense from $625 or 0.3 percent of sales in Q2:1999 to $42,815 or 17.7 percent of sales in Q2:2000, the increase being attributable to management's decision to increase our marketing efforts in order to increase brand awareness of our products;

     o an increase in travel expense from $1,305 or 0.7 percent of sales in Q2:1999 to $10,283 or 4.3 percent of sales in Q2:2000, the increase being attributable to our attending three additional trade shows during this period - one in Japan, one in Australia, and one in London;

     o an increase in accounting fees from $4,400 or 2.2 percent of sales in Q2:1999 to $13,600 or 3.6 percent of sales in Q2:2000, the increase being attributable to our having incurred our annual audit for FY 1998 in the first quarter of FY 1999 and our annual audit for FY 1999 in the second quarter of FY 2000; and

     o an increase in equipment leasing expense from $506 or 0.3 percent of sales in Q2:1999 to $6,694 or 2.8 percent of sales in Q2:2000, the increase being attributable to the lease of a new lens cutting machine, that helps us reduce excess inventory by substituting lenses that will sell for lenses that will not sell, and the lease of a trade show booth used to promote and sell our products at trade shows.

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

     Financial  condition,   changes  in  financial  condition  and  results  of
--------------------------------------------------------------------------------
operations  - First Half of Fiscal  Year 2000  Compared  to First Half of Fiscal
--------------------------------------------------------------------------------
Year 1999.
---------

     Sales in the first half of FY 2000 were comparable to sales in the first half of FY 1999 - $531,179 compared to the earlier $525,245. There were, however, significant changes in the origin of these sales, as follows:

                                                    1st Half:2000                1st Half:1999
                                                                 Per-                         Per-
               Origin of Sales                      Amount       cent            Amount       cent
               ---------------                     --------      -----          --------      -----
               Optical                             $158,674       29.9          $353,593       67.3
               Boutique                             156,524       29.5           154,323       29.4
               Department store                      35,080        6.6            15,718        3.0
               International                        224,709       42.3            53,703       10.2
               Freight income                         5,853        1.1             7,571        1.4
               Defective merchandise                    (24)        .0                 0         .0
               Returns & exchanges                  (50,327)      (9.5)          (59,709)     (11.4)
               Discounts                                 14         .0              (416)       (.1)
               Interest income                          676         .1               462         .1
                                                   --------      -----          --------      -----

                      Totals                       $531,179      100.0          $525,245      100.0

     Of particular significance is the above decrease in optical sales and the increase in department store sales and international sales. After the first half of FY 1999, management changed its marketing strategy for optical accounts. Dita was having difficulty penetrating the high-end optical market, where prices are higher and gross margins are higher than in the lower-end mass market. This difficulty was attributable to high-end retailers' awareness of the presence of Dita's trade name in the mass market. We deliberately eliminated many of our mass market accounts after the second half of FY 1999 in order to gain, in time, the high-end business we seek.

     The above increase in department store sales occurred primarily during Q1:2000 and at the Nordstrom and Barney New York stores where our sales representatives conducted a monthly in-store promotion working with the stores' sales staff selling products directly to customers.

     The above increase in international sales is attributed to $35,280 in higher sales in Canada and $80,020 in sales in Japan. Our Canadian distributor, Overdrive, considerably increased its distribution to Canadian optical accounts through the introduction in Canada of our ophthalmic line that we released for Canada in the first quarter of FY 2000. Sales in Japan accounted for $80,000 of the above increase in international sales, as we had not yet acquired a distributor for Japan by the end of the first half of FY 1999.

     The cost of sales decreased slightly from $253,140 or 48.2 percent of sales in the first half of FY 1999 to $246,875 or 46.5 percent of sales in the first half of FY 2000.

     Operating expenses increased by $104,226 from $256,929 - or 48.9 percent of sales - in the first half of FY 1999 to $361,155 - or 68 percent of sales - in the first half of FY 2000. The increase is due primarily to -

     o an increase in advertising expense from $3,119 or 0.6 percent of sales in the first half of FH 1999 to $86,643 or 16.3 percent of sales in the first half of FY 2000, the increase being attributable to management's decision to increase our marketing efforts in order to increase brand awareness of our products;

     o an increase in travel expenses from $2,776 or 0.5 percent of sales in the first half of FY 1999 to $16,750 or 3.2 percent of sales in the first half of FY 2000, the increase being attributable to our attending three additional trade shows during this period - one in Japan, one in Australia, and one in London;

     o an increase in equipment leasing from $2,466 or 0.5 percent of sales in the first half of FY 1999 to $12,124 or 2.3 percent of sales in the first half of FY 2000, the increase being attributable to the lease of a new lens cutting machine, that helps us reduce excess inventory by substituting lenses that will sell for lenses that will not sell, and the lease of a trade show booth used to promote and sell our products at trade shows;

     o an increase in legal fees from $10,788 or 2.1 percent of sales in the first half of FY 1999 to $16,407 or 3.1 percent of sales in the first half of FY 2000, the increase being attributable to legal advice and representation we sought in connection with overtures made to us by two companies, each of which proposed that we sell our present sunglasses business and sell to it our resulting corporate shell; and

     o an increase in interest expense from $6,890 or 1.3 percent of sales in the first half of FY 1999 to $10,199 or 1.9 percent of sales in the first half of FY 2000, the increase being attributable to the institution by Glance in May 1998 of a one percent a month interest charge on our outstanding balance to Glance, which increase was not in effect the first two months of the first quarter of FY 1999.

     The above increases were offset, however, by several decreases in operating expenses, primarily the following:

     o a decrease in sales commissions expense from $61,715 or 11.7 percent of sales in the first half of FY 1999 to $43,473 or 8.2 percent of sales in the first half of FY 2000, the decrease being attributable to the decrease in optical sales - sales for which sales commissions are paid - and the increase in international sales - sales for which no commissions are paid as they are handled by our president, Troy Schmidt, who is a salaried employee; and

     o a decrease in postage expense from $3,357 or 0.6 percent of sales in the first half of FY 1999 to $1,025 or 0.2 percent of sales in the first half of FY 2000, the decrease being attributable to our switching from FedEx to UPS for overnight international parcels and a new policy of billing our international distributors for postage on all marketing materials and supplies sent to them.

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

     By the end of the second quarter of fiscal 2000 (August 31, 1999) our cash position had fallen to $18,608 from $121,516 at the end of fiscal 1999. Our net loss from operations was $76,852 during the first half of FY 2000, but we increased our inventory by $61,344 and repaid debt of $9,985 to officers and $14,238 on our bank line of credit.

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

     We perceive the solution to our continuing losses to be an improvement in our gross margin. The essential services provided by Glance, Inc. come at a cost to us - they increase our cost of goods sold from 20 to 30 percent above industry standard. Yet, it is impossible to dispense with these services without the cash to pay for and warehouse all our inventory. We are working on obtaining lines of credit from lending institutions that cater to small businesses. When we have exhausted these possibilities, we will attempt to obtain capital through the sale of shares of common stock.

     Unfortunately, our inability to demonstrate profitable operations makes it difficult to sell capital stock. At this time, we have not identified the sources of additional lines of credit or of equity capital we need to break out of our dilemma. During the next six months, we need to increase our bank line of credit from $45,000 to approximately $100,000 to help pay for the implementation of new prescription glasses lines.

     Within the next year, though, we need additional equity capital or an additional line of credit of approximately $150,000 to decrease our dependence on Glance, Inc. and thereby improve our profit margins.

                           PART II - OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit 27           Financial Data Schedule*

     *Previously filed and incorporated herein by reference.

(b)  Forms 8-K

     None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 02, 1999                           Dita, Inc.



                                                   By/s/ Troy Schmidt
                                                     ---------------------------
                                                     Troy Schmidt, President and
                                                     Chief Financial Officer