Form 10QSB
period 1999-11-30
DITA INC
filed 2000-01-13
CIK 1010698

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended November 30, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________




                                   Dita, Inc.
             (Exact name of registrant as specified in its charter)


         Nevada                    0-27057                         33-0696051
      -------------        ------------------------              -------------
        (state of          (Commission File Number)              (IRS Employer
      incorporation)                                              I.D. Number)


                              6519 Fountain Avenue
                               Hollywood, CA 90028
                                  323-953-9565
             -------------------------------------------------------
             (Address and telephone number of registrant's principal
               executive offices and principal place of business)






        As of November 30, 1999, there were 3,140,000 shares of the Registrant's Common Stock, par value $0.01 per share, outstanding.

        Transitional Small Business Disclosure Format (check one):  Yes ___
No  X
   ---

                         PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements



                                   DITA, INC.
                                 BALANCE SHEETS

                                                11-30-99              02-28-99
                                               (Unaudited)            Audited
                                               -----------           -----------

ASSETS

Current assets:
Cash                                            $  11,568             $  65,822
Cash - restricted                                   3,753                55,694
Accounts receivable - trade, net of allowance
  for doubtful account of $37,160                  94,943                71,249
Inventory                                         148,735                71,587
Prepaid expenses                                    1,663                20,103
                                                ---------             ---------

        Total current assets                      260,662               284,455

Property and equipment, net of
  accumulated depreciation and amortization        88,436                87,732

Other assets                                        2,434                 2,434
                                                ---------             ---------

                                                $ 351,532             $ 374,621
                                                =========             =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses           $ 282,273             $ 209,578
Advances from officers-stockholders                25,043                36,531
Note payable, bank                                  3,771                19,000
Current maturities of obligations under
  capital lease                                    14,600                14,600
                                                ---------             ---------

        Total current liabilities                 325,687               279,709

Obligations under capital lease, less
  current maturities                               16,883                17,869
                                                ---------             ---------

Stockholders' equity:
Common stock; $0.01 par value, 10,000,000
  shares authorized, 3,140,000 shares
  issued and outstanding, respectively             31,400                31,400
Additional paid-in capital                        613,338               613,339
Deficit                                          (635,775)             (567,696)
                                                ---------             ---------

        Total stockholders' equity                  8,962                77,043
                                                ---------             ---------

                                                $ 351,352             $ 374,621
                                                =========             =========






                       See notes to financial statements.

                                               DITA, INC.
                                         STATEMENT OF OPERATIONS




                              Three months ended       Three months ended         Nine months ended         Nine months ended
                               November 30, 1999        November 30, 1998         November 30, 1999         November 30, 1998
                              ------------------       ------------------         -----------------         -----------------
                                Amount                   Amount                     Amount                    Amount
                             (Unaudited)  Percent     (Unaudited)   Percent      (Unaudited)   Percent     (Unaudited)   Percent
                             -----------  -------     -----------   -------      -----------   -------     -----------   -------


Net sales                    $  205,426   100.0%      $  179,460    100.0%       $  736,605    100.0%      $  704,705    100.0%

Cost of sales                    66,381    32.3          102,013     56.8           318,830     43.3          355,153     50.4
                             ----------   -----       ----------    -----        ----------    -----       ----------    -----

Gross profit                    139,045    67.7           77,447     43.2           417,725     56.7          349,552     49.6

Operating expenses              125,199    60.9          152,987     85.3           485,853     65.9          409,917     58.2
                             ----------   -----       ----------    -----        ----------    -----       ----------    -----

Net income (loss)            $   13,846     6.7       $  (75,540)   (42.1)       $  (68,078)    (9.2)      $  (60,365)    (8.6)
                             ==========   =====       ==========    =====        ==========     =====      ==========    =====

Net income (loss) per
  share - basic and diluted  $    0.004               $   (0.024)                $   (0.022)               $   (0.019)
                             ==========               ==========                 ==========                ==========

Weighted average shares
  outstanding - basic
  and diluted                 3,140,000                3,140,000                  3,140,000                 3,140,000
                             ==========               ==========                  ==========               ==========























                       See notes to financial statements.

                                   DITA, INC.
                            STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                Nine months ended November 30,
                                                ------------------------------
                                                    1999                1998
                                                (Unaudited)         (Unaudited)
                                                -----------         -----------

Cash flows provided by (used for)
operating activities:
  Net income (loss)                              $ (68,079)         $  60,365
                                                  ---------         ---------

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
  Depreciation and amortization                          -                  -
  Provision for doubtful accounts                        -                 37
  Other                                                  -                  -

Changes in assets and liabilities:
(Increase) decrease in assets:
  Accounts receivable                             $ (23,694)        $  (4,466)
  Inventory                                         (77,150)            4,191
  Prepaid expenses                                   18,440            (2,287)

Increase (decrease) in liabilities -
  Accounts payable and accrued expenses           $  70,475         $  36,063
                                                  ---------         ---------

        Total adjustments                         $ (11,929)        $  33,538
                                                  ---------         ---------

        Net cash used for operating activities    $ (80,008)        $ (26,826)
                                                  ---------         ---------

Cash flows used for investing activities:
  Acquisition of property and equipment           $    (704)        $  (8,634)
  Increase in other assets                                -                 -
                                                  ----------        ----------

        Net cash used for investing activities    $    (704)        $  (8,634)
                                                  ---------         ----------

Cash flows provided by (used for)
financing activities:
  (Payments on) advances from
        officer-stockholders                      $ (11,488)        $  (1,530)
  (Payments on) proceeds from
        note payable                                (19,000)           19,000
  (Payments on) proceeds from other
        current liabilities                           5,991               978
  (Payments on) obligations under capital lease        (987)           (8,216)
  Proceeds from issuance of common stock                  -           200,000
                                                   ---------        ---------

        Net cash provided by financing activities $ (25,485)        $ 210,232
                                                  ---------         ---------

Net increase (decrease) in cash                   $(106,196)        $ 119,663
Net increase in cash-reserve                                           55,108
Cash, beginning of year                             121,516            17,806
                                                  ---------         ---------

Cash, end of year                                 $  15,320         $ 192,577
                                                  =========         =========





                       See notes to financial statements.

                                   DITA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                        YEAR ENDED FEBRUARY 28, 1999 AND
                     INTERIM PERIOD ENDED NOVEMBER 30, 1999



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

                                   DITA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                        YEAR ENDED FEBRUARY 28, 1999 AND
                     INTERIM PERIOD ENDED NOVEMBER 30, 1999


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

        Unaudited Interim Financial Statements:

               In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of November 30, 1999, and the results of operations and cash flows for the nine-month periods ended November 30, 1999 and 1998 have been included. The results of operations for the nine-month period ended November 30, 1999, are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-SB filed for the year ended February 28, 1999 and 1998.

                                   DITA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                        YEAR ENDED FEBRUARY 28, 1999 AND
                     INTERIM PERIOD ENDED NOVEMBER 30, 1999


(2)     Property and Equipment:



                                                 11-30-99              02-28-99
                                                 --------              --------

               Display cases                     $ 73,854              $ 73,854
               Computers and software              35,643                34,939
               Furniture and fixtures               9,670                 9,670
                                                 --------              --------

                                                  119,167               118,463
               Less accumulated depreciation
                      and amortization             30,731                30,731
                                                 --------              --------

                                                 $ 88,436              $ 87,732
                                                 ========              ========

(3)     Advances from Officer-Stockholders:

        This amount represents the unpaid balance of non-interest bearing short-term advances received from officer-stockholders. Such advances are unsecured and payable on demand.

(4)     Note Payable, Bank:

        The Company has a line of credit with its bank in the amount of $55,000 which originally was secured by a collateral savings account in the amount of $55,000. As of November 30, 1999, the line of credit was paid down to $3,771 and the secured savings account was reduced to $3,753.

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

                                   DITA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                        YEAR ENDED FEBRUARY 28, 1999 AND
                     INTERIM PERIOD ENDED NOVEMBER 30, 1999


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
                                                          -------
                                                          $17,869
                                                          =======

        Interest expense for the year ended February 28, 1999 amounted to $3,492 and for the nine months ended November 30, 1999 amounted to $16,353.

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

        Temporary differences which give rise to deferred tax assets and liabilities at February 28, 1999 are as follows:

                                   DITA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                        YEAR ENDED FEBRUARY 28, 1999 AND
                     INTERIM PERIOD ENDED NOVEMBER 30, 1999




        Net operating loss carryforwards        $ 226,548             $ 152,400
        Valuation allowance                      (226,548)             (152,400)
                                                ---------             ---------

                      Net deferred taxes        $      -             $       -
                                                =========             =========

(9)     Subsequent Event:

        The Company has had discussions with two companies that would like to acquire the Company's corporate shell. As of January 12, 2000, no negotiations have been finalized and none are under way. Upon completion of any such proposed sale, the Company would be under different management and would conduct a different business. The present business of the Company would presumably be sold.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial informaton appearing elsewhere. See "Item 1. Financial Statements."

        Financial  condition,  changes in  financial  condition  and results  of
        ------------------------------------------------------------------------
operations - Third Quarter  of Fiscal  Year  2000 Compared  to Third Quarter of
--------------------------------------------------------------------------------
Fiscal Year 1999
----------------

        Dita's sales increased from $179,460 in the three-month period ended November 30, 1998 (Q3:1999) to $205,426 in the three-month period ended November 30, 1999 (Q3:2000), a 14.5 percent increase of $25,966. The increase is due primarily to an increase of $22,174 in sales of optical sunglasses.

        The cost of sales decreased from $102,013, or 56.8 percent of sales, in Q3:1999 to $66,382, or 32.3 percent of sales, in Q3:2000, a decrease of 24.5 percent when considered as a percentage of sales.

        Operating expenses also decreased from $152,987 - or 85.2 percent of sales - in Q3:1999 to $125,199 - or 60.9 percent of sales - in Q3:2000.
This decrease is due primarily to -

        o a decrease in photography expense from $15,412 or 0.6 percent of sales in Q3:1999 to none in Q3:2000;

        o a decrease in travel expense from $10,442 or 5.8 percent of sales in Q3:1999 to $4,973 or 2.4 percent of sales in Q3:2000;

        o an increase in legal and accounting fees from $4,460 or 2.5 percent of sales in Q3:1999 to $16,311 or 8.0 percent of sales in Q3:2000;

        o       a decrease  in research  and development  expense from $3,648 or
                2.0 percent of sales in Q3:1999 to nothing in Q3:2000;

        o       a  decrease in  collection expense and  bad debts from $9,785 or
                5.5 percent of sales in Q3:1999 to none in Q3:2000; and

        o a decrease in office salaries from $10,283 or 5.7 percent of sales in Q3:1999 to $6,250 or 3.0 percent of sales in Q3:2000.

        Dita suffered a net loss from operations of $75,541 in Q3:1999 but had net income of $13,846 in Q3:2000. This $89,387 turnaround is attributable to the above-described increase in sales, decrease in cost of sales and decrease in operating expenses.

        Our accounts receivable increased by $23,674 from $71,249 at the end of fiscal year 1999 to $94,943 at the end of Q3:2000, and our accounts payable and accrued expenses increased by $72,695 from $209,578 at the end
of FY  1999 to  $282,273  at  the  end  of Q3:2000.   A cash position of $65,822
at the end of FY 1999 was reduced to $11,568 at the end of Q3:2000, but inventory increased from $71,587 at the end of FY 1999 to $148,735 at the end of Q3:2000. Stockholders' equity decreased from $77,043 at the end of FY 1999 to $8,962 at the end of Q3:2000.

        Financial  condition,  changes  in  financial condition  and  results of
        ------------------------------------------------------------------------
operations - First  Nine  Months  of Fiscal  Year  2000 Compared  to First  Nine
--------------------------------------------------------------------------------
Months of Fiscal Year 1999.
--------------------------

        Sales in the first nine months of FY 2000 increased by $31,900 or 4.5 percent over sales in the first nine months of FY 1999 - $736,605 compared to the earlier $704,705. Of greatest significance is the increase in international sales of $160,687 - from $134,225 in the first nine months of FY 1999, or 19.0 percent of sales, to $294,912, or 40.0 percent of sales in the first nine months of FY 2000. Boutique sales remained fairly constant, but optical sales decreased from $389,137 in the first nine months of FY 1999 or 55.2 percent of sales to $216,390 in the first nine months of FY 2000 or 29.4 percent of sales.

        The cost of sales decreased slightly from $355,153 or 50.4 percent of sales in the first nine months of FY 1999 to $318,830 or 43.3 percent of sales in the first nine months of FY 2000.

        Operating expenses increased from $409,917 - or 58.2 percent of sales - in the first nine months of FY 1999 to $485,853 - or 66 percent of sales - in the first months of FY 2000. The increase is due primarily to -

        o an increase in advertising expense from $4,231 or 0.6 percent of sales in the first nine months of FY 1999 to $87,143 or 11.8 percent of sales in the first nine months of FY 2000;

        o a decrease in photography expense from $15,642 or 2.2 percent of sales in the first nine months of FY 1999 to $1,400 or 0.2 percent of sales in the first nine months of FY 2000;

        o      a decrease in printing  and  reproduction  expense from $4,343 or
               0.6 percent of sales in the first nine months of FY 1999 to $839 or 0.1 percent of sales in the first nine months of FY 2000;

        o a decrease in sales commission expense from $82,565 or 11.7 percent of sales in the first nine months of FY 1999 to $59,930 or 8.1 percent of sales in the first nine months of FY 2000;

        o an increase in automobile expense from nothing in the first nine months of FY 1999 to $14,332 or 1.9 percent of sales in the first nine months of FY 2000;

        o a decrease in postage expense from $5,408 or 0.8 percent of sales in the first nine months of FY 1999 to $1,527 or 0.2 percent of sales in the first nine months of FY 2000;

        o an increase in legal and accounting fees from $29,237 or 4.1 percent of sales in the first nine months of FY 1999 to $46,918 or 6.4 percent of sales in the first nine months of FY 2000;

        o an increase in equipment leasing expense from $6,960 or 1.0 percent of sales in the first nine months of FY 1999 to $17,503 or 2.4 percent of sales in the first nine months of FY 2000;

        o a decrease in research and development from $6,098 or 0.9 percent of sales in the first nine months of FY 1999 to $1,017 or 0.1 percent of sales in the first nine months of FY 2000;

        o      a decrease in  collection  expense and bad debts from  $11,956 or
               1.7 percent of sales in the first nine months of FY 1999 to $1,481 or 0.2 percent of sales in the first nine months of FY 2000; and

        o an increase in interest expense from $11,263 or 1.6 percent of sales in the first nine months of FY 1999 to $16,353 or 2.2 percent of sales in the first nine months of FY 2000.

        Dita had a net loss from operations of $60,365 in the first nine months of 1999 and a net loss from operations of $68,079 in the first nine months of FY 2000.

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

        With respect to the sales of stock, we covered our loss from operations in fiscal 1999 by the sale of $200,000 in capital stock. In fiscal 1999 we also borrowed $19,000 on our bank line of credit. We ended fiscal 1999 with $121,516 cash in the bank.

        By the end of the third quarter of fiscal 2000 (November 30, 1999) our cash position had fallen to $15,321 from $121,516 at the end of fiscal 1999. Our net loss from operations was $68,078 during the first nine months of FY 2000, but we increased our inventory by $77,148 and repaid debt of $11,488 to officers and $15,229 on our bank line of credit.

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

Date: January 13, 2000                 Dita, Inc.



                                       By/s/ Troy Schmidt
                                         -------------------------------------
                                         Troy Schmidt, President and
                                         Chief Financial Officer