Form 10QSB
period 1999-12-31
DITA INC
filed 2000-02-24
CIK 1010698

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________




                             Internet Infinity, Inc.
             (Exact name of registrant as specified in its charter)


   Delaware                         0-27633                          95-4679342
--------------              ------------------------               -------------
  (state of                 (Commission File Number)               (IRS Employer
incorporation)                                                      I.D. Number)


                           3303 Harbor Boulevard, K-5
                              Costa Mesa, CA 92626
                                  310-318-2244
             (Address and telephone number of registrant's principal
               executive offices and principal place of business)






        As  of  December  31,  1999,   there  were  11,447,438   shares  of  the
Registrant's Common Stock, par value $0.001 per share, outstanding.

        Transitional Small Business Disclosure Format (check one):  Yes ___
No  X
  ----

                         PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

                    INTERNET INFINITY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                    12-31-99          03-31-99
                                                    Unaudited         Audited
                                                    ---------         --------
ASSETS
Current assets:
Cash                                                $   8,053         $  64,458
Accounts receivable - net of allowance
  for doubtful accounts of $10,000                    304,705           129,537
Inventories                                            59,918            59,918
Prepaid expenses                                       10,433
Note receivable - related company                                        36,526
Net current deferred tax asset                         17,414            36,414
                                                    ---------         ---------
        TOTAL CURRENT ASSETS                          400,523           326,853
                                                    ---------         ---------

Due from related companies                             11,090             3,468
Programming costs                                       1,485             5,969
Property and equipment, at cost
  Office equipment                                     16,955            16,955
  Office furniture                                     15,366            15,366
                                                    ---------         ---------
                                                       32,321            32,321
Less accumulated depreciation                         (32,321)          (32,321)
                                                    ---------         ---------
Net property and equipment                                 -                 -
                                                    ---------         ---------
        TOTAL NON-CURRENT ASSETS                       12,575             9,437
                                                    ---------         ---------

        TOTAL ASSETS                                $ 413,098         $ 336,290
                                                    ---------         ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                     $  87,297         $  92,386
  Accounts payable                                     56,374            51,123
  Accrued payroll                                       4,127             4,127
  Interest payable                                                        3,190
  Due to officer                                       71,856            71,856
  Other                                                  7,65             2,000
                                                    ---------         ---------
        TOTAL CURRENT LIABILITIES                     227,307           224,682

Long-term liabilities:
  Due to officer - non-current                        144,690           144,708
                                                    ---------         ---------
        TOTAL LONG-TERM LIABILITIES                   144,690           144,708
                                                    ---------         ---------

        TOTAL LIABILITIES                             371,997           369,390
                                                    ---------         ---------

STOCKHOLDERS' EQUITY:
  Preferred Stock, par value $0.001;
    authorized 1,000,000 shares; issued and
    outstanding -0- shares
  Common Stock, par value $0.001;
    authorized 20,000,000 shares; issued and
    outstanding 10,010,196                             10,010            10,010
Paid-in capital                                       909,659           909,659
Retained earnings (deficit)                          (371,685)         (445,886)
Unpaid stock subscription                            (506,883)         (506,883)
                                                    ---------         ---------
        STOCKHOLDERS' EQUITY                           41,101           (33,100)
                                                    ---------         ---------

        TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                        $ 413,098         $ 336,290
                                                    =========         =========


                 See accompanying notes to financial statements

                                INTERNET INFINITY, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF OPERATIONS



                              Three Months Ended         Three Months Ended        Nine Months Ended          Nine Months Ended
                              December 31, 1999          December 31, 1998         December 31, 1999          December 31, 1998
                              ------------------         ------------------        -----------------          -----------------

                             Amount                     Amount                     Amount                     Amount
                            Unaudited     Percent      Unaudited     Percent      Unaudited     Percent      Unaudited     Percent
                            ---------     -------      ---------     -------      ---------     -------      ---------     -------

Net sales                  $  470,958      100.0      $  328,239      100.0      $1,091,741      100.0      $  911,272      100.0

Cost of sales                 379,458       80.6         259,309       79.0         849,941       77.9         654,732       71.8
                           ----------      -----      ----------      -----      ----------      -----      ----------      -----

Gross profit                   91,500       19.4          68,930       21.0         241,800       22.1         256,540       28.2

Operating expenses             37,856        8.0          45,150       13.8         135,578       12.4         169,593       18.6
                           ----------      -----      ----------      -----      ----------      -----      ----------      -----

Net operating income
(loss)                     $   53,644       11.4      $   23,780        7.2      $  106,222        9.7      $  (86,947)      9.6
                           ==========      =====      ==========      =====      ==========      =====      ==========     =====

Other expenses
   Interest expense             1,602                                                13,026                      4,810
                           ----------

Net income before taxes        52,042                     23,780                     93,196                     82,137

Provision for income                                                                 19,000
taxes                          11,000

Net income                 $   41,042                 $   23,780                 $   74,196                 $   82,137
                           ==========                 ==========                 ==========                 ==========

Net income (loss) per
share - basic and diluted      $0.004                     $0.003                     $0.006                     $0.009
                               ======                     ======                     ======                     ======

Weighted average shares(1)
outstanding - basic and
diluted                    11,447,438                  9,259,714                 11,447,438                  9,259,714
                           ==========                  =========                ==========                  ==========



(1)     Includes stock options














                             See accompanying notes to financial statements

                    INTERNET INFINITY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                 Nine Months Ended December 31,
                                                 ------------------------------
                                                   1999                  1998
                                                Unaudited             Unaudited
                                                ---------             ---------

CASH FLOWS PROVIDED (USED) BY
  OPERATING ACTIVITIES:
        Net income (loss)                       $  74,196             $  82,137
                                                ---------             ---------

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
        Amortization of programming cost            4,484
        Provision for doubtful accounts
        Other
Changes in assets and liabilities:
(Increase) decrease in assets:
        Accounts receivable                      (175,168)             (110,264)
        Inventory
        Note receivable - related company          36,526
        Deferred tax asset                         19,000
        Cash Advance                              (10,433)
        Notes payable - current                    (5,089)               35,691
        Accounts payable                            5,251              (128,057)
        Interest payable                           (3,190)
        Due to related companies                                        (22,694)
        Due from related companies                 (7,635)              142,836
        Other current liabilities                   5,653
                                                ---------             ---------

NET CASH FLOWS PROVIDED (USED) BY
   OPERATING ACTIVITIES                           (56,405)                 (621)

CASH FLOWS PROVIDED (USED) BY
   INVESTMENT ACTIVITIES                               -                     -

CASH FLOWS PROVIDED (USED) BY
  FINANCING ACTIVITIES
        Capital contributed                                              25,000
        Due to officer
        Due from related companies

NET CASH PROVIDED (USED) BY
   FINANCING ACTIVITIES                                                  25,000

NET INCREASE (DECREASE) IN CASH                   (56,405)              (24,379)
Cash:  Beginning of the year                       64,458                10,610
                                                ---------             ---------
Cash:  End of year                              $   8,053             $ (34,989)
                                                =========             =========

ADDITIONAL DISCLOSURES
        Interest paid                           $   6,380
                                                =========

        Taxes paid                              $     800             $   6,000
                                                =========             =========









                 See accompanying notes to financial statements

                    INTERNET INFINITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED MARCH 31, 1999 AND
                     INTERIM PERIOD ENDED DECEMBER 31, 1999


NOTE 1 - ORGANIZATION AND PRESENTATION

Organization

Internet Infinity, Inc. (III) was incorporated in the State of Delaware on October 27, 1995.

On April 1, 1998, Morris and Associates, Inc., (M&A) was incorporated in California. Morris and Associates Inc. (formerly a division of Internet Infinity, Inc.) is owned 100% by III. M&A is licensed to distribute special interest video programming to educational and consumer distributors for health and medical titles, computer software training including Microsoft Windows and Explorer, internet information, golf, sports, home and garden titles.

On April 1, 1998, Electronic Media Central Corporation (EMC) was incorporated in California. Electronic Media Central Corporation (formerly a division of III) is owned 100% by III. EMC is engaged in the sale of blank electronic media such as video tapes and the duplication, replication and packaging of DVD's, CD's, video tapes and audio tapes.

The Company has registered the web address: www.ib2b.com for its new eCommerce trade center. The new "ib2b.com" site will offer a variety of productivity increasing products and services for business. The site will support both distributors and manufacturers offering services in a cooperative marketing eCommerce environment.

The Company declared a 2 for 1 stock split on March 17, 1999 to shareholders of record on that date. The number of shares increased by 5,005,098 to 10,010,196. This split has been shown retroactively.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Internet Infinity, Inc. and its wholly owned subsidiaries, Morris & Associates, Inc. and Electronic Media Central Corporation. All significant inter-company transactions and balances have been eliminated in the consolidation.

Inventory

The  Company's  inventory  (all  on  the  books  of  "M & A"),  consists  of the following:
        Duplicated tapes and display boxes         $  59,918

Duplicate tapes and display boxes are valued at the lower of cost or market (first-in, first-out basis). Inventory has been written down by $5,257 for possible obsolescence.

Depreciation

The Company's equipment and furniture are carried at cost. Depreciation is provided over the estimated useful lives of the assets, which are fully depreciated.

                    INTERNET INFINITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED MARCH 31, 1999 AND
                     INTERIM PERIOD ENDED DECEMBER 31, 1999


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Long-Lived Assets

In 1998, the Company adopted SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." In accordance with SFAS 121, long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicated that the carrying amount of an asset may not be fully recoverable. For purposes of evaluating the recoverability of long-lived assets, the estimated future cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers cash and cash equivalents to include cash on hand, bank balances and short-term investments with a maturity of three months or less.

Deferred Income Tax Accounts

Deferred tax provisions/benefits are calculated for certain transactions and events because of differing treatments under generally accepted accounting principles and the currently enacted tax laws of the federal government. The results of these differences on a cumulative basis, known as temporary differences, result in the recognition and measurement of deferred tax assets and liabilities in the accompanying balance sheet. The liability method (FASB
109) is used to account for these temporary differences.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Accordingly, actual results could differ from those estimates.

Year 2000 Compliance

Management does not believe any material year 2000 problems with the Company's vendors, service providers, or other third parties will affect the Company's financial information.

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion (APBO) No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock-based compensation and to provide the disclosures required under Statement of Financial Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation."

APBO No. 25 requires no recognition of compensation expense for most of the stock-based compensation agreements provided by the Company where the exercise price is equal to the market value at the date of grant. However, APBO No. 25 requires recognition of compensation expense for variable award plans over the vesting periods of such plans, based upon the then-current market values of the underlying stock.

                    INTERNET INFINITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED MARCH 31, 1999 AND
                     INTERIM PERIOD ENDED DECEMBER 31, 1999


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation (Continued)

In contrast, SFAS No. 123 requires recognition of compensation expense for grants of stock, stock options, and other equity instruments over the vesting periods of such grants, based on the estimated grant-date fair values of those grants. See Note 14 for pro forma disclosures required by FAS 123 plus additional information on the Company's stock options.

Revenue Recognition

Income and expenses are recorded on the accrual basis of accounting. Revenue is recognized from sales when a product is shipped and collection is probable and the fee is fixed and determinable. Expenses are recognized when incurred.

Segment Reporting

The Company is a single segment reporting entity. At the current time all sales and related expenses are from video media programs, which includes tapes and CD's.

Earnings Per Share of Common Stock

The Company adopted Statement of Financial Accounting Standards No. 128-Earnings Per Share (SFAS No. 128) in the fourth quarter of fiscal 1998. SFAS No. 128 is intended to simplify the earnings per share computations and make them more comparable from company to company. All prior year earnings per share amounts have been recalculated in accordance with the earnings per share requirements under SFAS No. 128; however, such recalculation did not result in any change to the Company's previously reported earnings per share for all years presented.

NOTE 3 - SUBSCRIPTION AND ROYALTY AGREEMENTS

The Company has royalty agreements with two separate related entities. In July 1997, the Company entered into an agreement with L&M Media, Inc. for the rights to market pre-recorded health and medical programs. The agreement specifies that the Company shall pay a 15% royalty to L&M Media, Inc. on gross sales for all of these programs sold between April 1, 1998 and March 31, 2001. In consideration for these rights, the Company entered into a stock subscription agreement for 2,267,857 shares of common stock, with a trading value of $375,000. Royalties earned will go toward the reduction of the stock subscription obligation. George Morris, President of Internet Infinity, Inc. owns 98% of the stock of L&M Media, Inc.

In January 1999 the Company entered into an agreement with Apple Realty, Inc. (DBA Hollywood Riviera Studios) for the rights to market pre-recorded personal and sales development multimedia success programs. The agreement specifies that the Company shall pay a 20% royalty to Apple Realty, Inc. on gross sales for all of these programs sold between April 1, 1999 and March 31, 2001. In consideration for these rights, the Company entered into a stock subscription agreement for 517,241 shares of common stock, with a trading value of $150,000. In addition the Company issued 517,241 options at a market price of $.3135 per share. Royalties earned will go toward the reduction of the stock subscription obligation. George Morris owns 100% of the stock of Apple Realty, Inc.

                    INTERNET INFINITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED MARCH 31, 1999 AND
                     INTERIM PERIOD ENDED DECEMBER 31, 1999


NOTE 3 -ROYALTY AGREEMENTS (CONTINUED)

Currently, the royalty agreement amounts of $375,000 and $150,000, less the royalties earned of $18,117 (total $506,883) are shown in the equity section as unpaid subscription receivable.

In addition, the Company has a non-exclusive distribution license from L&M Media Inc. for approximately 200 special interest video programs for which it has not prepaid any royalties. Royalties owed to L&M Media Inc. from the sales of any special interest programs are applied to the prepaid royalties associated with the health and medical and the sales development training programs.

NOTE 4 - NON CASH DIVIDEND

At March 31, 1998, the Company had an investment of $108,131 in a wholly owned subsidiary, More Media, Inc. In 1999, the Company distributed its stock in More Media, Inc. to the Company's stockholders as a non cash dividend.

NOTE 5 - PROGRAMMING COSTS

Programming costs, consisting of video production and editing, are capitalized and amortized over three years. Accumulated amortization was $14,924 at December 31, 1999.

NOTE 6 - NOTES PAYABLE

The Company has nine notes payable with various unrelated individuals, totaling $87,297. The notes are due upon 90 days written notice from the individuals. The notes are unsecured, with interest ranging from 6% to 12% payable quarterly. The notes have been outstanding since 1990.

NOTE 7 - RELATED COMPANY TRANSACTIONS

  Note receivable from L&M Media, Inc.,
   payable at $36,526 per year,
   plus interest at 6% per annum.
   The first payment is due
   March 31, 2000.  L&M Media, Inc.
   is 98% owned by George Morris,
   President of Internet Infinity, Inc.                              $ 39,994
                            Less current portion                       36,526
                                                                      -------
                            Long-term portion                        $  3,468
                                                                     ========

  Loan payable to Morris Financial, without
    interest.  Loan was paid subsequent to year end.
    Morris Financial is owned 100% by George Morris.                $ (2,000)
                                                                    ========

There is no interest expense on the above notes for the years ended March 31, 1999 or 1998.

L&M Media, Inc. owns 45.3% of the outstanding stock of Internet Infinity, Inc.

The above note receivable from L&M Media, Inc. for $39,994 is secured by George Morris, President of the Company. Mr. Morris is using the notes due to him by Internet Infinity, Inc. (see Note 8) as the collateral.

                    INTERNET INFINITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED MARCH 31, 1999 AND
                     INTERIM PERIOD ENDED DECEMBER 31, 1999


NOTE 7 - RELATED COMPANY TRANSACTIONS (CONTINUED)

The Company utilizes office space, telephone and utilities provided by Apple Media corporation at no charge. An estimate of the monthly values of the services are as follows:

                                               Total      Internet Infinity Inc.

                          Rent                $ 2,620          $     400
                          Telephone               500                400
                          Utilities             1,000                100
                                                               $     900
                                                               =========

The annual charge of $10,800 for 1999 was credited against paid in capital.

NOTE 8 - DUE TO OFFICER

  Unsecured note payable to George Morris, with
    simple interest at 12% per annum beginning
    March 31, 1999.  Note is due and payable on
    May 1, 2001. (see Note 7)                                   $144,690

  Two unsecured notes payable to George Morris,
    due on demand with 90 days notice, with
    interest at 6% per annum.                                     71,856
                                                                --------

                                                                 216,546
                          Less current portion                    71,856
                                                                --------
                          Long-term portion                     $144,690
                                                                ========

Maturities of due to officer are as follows:
                                    For Year Ended
                                        March 31,
                                    --------------

                                         2000                   $ 71,856
                                         2001                    144,690
                                                                --------
                                                               $ 216,546
                                                               =========

Interest charged to expense for the year ended March 31, 1999 on the above notes was $8,680.

NOTE 9 - CONCENTRATION OF CREDIT RISK

Concentration of credit risk with respect to trade accounts receivable is limited due to the large number of businesses comprising the Company's geographically dispersed customer base.

The Company's only supplier of products is Apple Media, Inc.  The Company's cost
for the product is 80% of the selling price.   Apple Media, Inc. is owned 98% by
George Morris.

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

        Financial condition,  changes  in  financial  condition  and results  of
        ------------------------------------------------------------------------
operations  -  Third Quarter  of Fiscal  Year 2000  Compared to Third Quarter of
--------------------------------------------------------------------------------
Fiscal Year 1999
----------------

        Internet Infinity's sales increased from $328,239 in the three-month period ended December 31, 1998 (Q3:1999) to $470,958 in the three-month period ended December 31, 1999 (Q3:2000), a 43.5 percent increase of $142,719. The increase is due primarily to a 48.3 percent increase of $149,921 in the sales of the Electronic Media Central subsidiary of Internet Infinity for duplication services of $460,432 for the three-month period ended December 31, 1999 (Q3:2000) over $310,511 for the three-month period ended December 31, 1998 (Q3:1999). Morris and Associates sales of pre-recorded video programs decreased to $10,526 from $17,728 or a 40.6 percent decrease for the same period.

        The cost of sales increased from $259,309, or 79.0 percent of sales, in Q3:1999 to $379,458, or 80.6 percent of sales, in Q3:2000, a decrease of 1.6 percent when considered as a percentage of sales.

        Operating  expenses also  decreased  from  $45,150 - or  13.8 percent of
sales  -  in Q3:1999  to $37,856 - or 8.0 percent  of sales - in Q3:2000.   This
decrease is due primarily to -

        o a decrease in advertising expense from $285 or 0.1 percent of sales in Q3:1999 to nothing in Q3:2000;

        o an increase in bank charges from $533 or 0.2 percent of sales in Q3:1999 to $805 or 0.2 percent of sales in Q3:2000;

        o      an  increase  in  payroll   processing  expense  from $895 or 0.3
               percent of sales in Q3:1999 to $1,006 or 0.2 percent of sales in Q3:2000;

        o an increase in insurance expense from nothing to $324 or 0.1 percent of sales in Q3:2000;

        o an increase in legal and accounting fees from $1,300 or 0.4 percent of sales in Q3:1999 to $4,783 or 1.0 percent of sales in Q3:2000;

        o a decrease in salary expense from $30,703 or 9.4 percent of sales in Q3:1999 to $20,931 or 4.4 percent in Q3:2000;

        o an increase in taxes and licenses expense from $427 or 0.1 percent of sales in Q3:1999 to $2,487 or 0.5 percent in Q3:2000;

        o      a   decrease  in  office  salaries  from $2,963 or 0.9 percent of sales in Q3:1999 to $2,666 or 0.6 percent of sales in Q3:2000;

        o a decrease in trade show expense from $1,217 or 0.4 percent of sales in Q3:1999 to nothing in Q3:2000.

        o a decrease in commission expense from $7,578 or 2.3 percent of sales in Q3:1999 to $3,530 or 0.7 percent of sales in Q3:2000.

        Internet Infinity had an increase in net income from operations of $41,402 in Q3:2000 from a net income of $23,780 in Q3:1999. This $17,622 is attributable to the above-described increase in sales, increase in cost of sales and decrease in operating expenses.

        Our accounts receivable increased by $175,168 from $129,537 at the end of fiscal year 1999 to $304,705 at the end of Q3:2000, and our accounts payable and accrued expenses increased by $5,251 from $51,123 at the end of FY 1999 to $56,374 at the end of Q3:2000. A cash position of $64,458 at the end of FY 1999 was reduced to $8,053 at the end of Q3:2000, and inventory remained unchanged at $59,918 from the end of FY 1999 to the end of Q3:2000. Stockholders' equity increased from a deficit of $33,100 at the end of FY 1999 to $41,101 at the end of Q3:2000.

        Financial  condition,  changes  in  financial  condition  and results of
        ------------------------------------------------------------------------
operations  -  First  Nine  Months  of  Fiscal  Year 2000 Compared to First Nine
--------------------------------------------------------------------------------
Months of Fiscal Year 1999.
--------------------------

        Sales in the first nine months of FY 2000 increased by $180,469 or 19.8 percent over sales in the first nine months of FY 1999 - $1,091,741 compared to the earlier $911,272. The increase is due primarily to a 24.5 percent increase of $206,540 in the sales of duplication services by the Electronic Media Central subsidiary of Internet Infinity from $841,663 for the first nine months of FY 1999 to $1,048,203 for the first nine months of FY 2000. Morris and Associates sales of pre-recorded video programs decreased $26,071 or 37.4 percent to $43,538 for the first nine months of FY 2000 from $26,071 for the first nine months of FY 1999.

        The cost of sales increased from $654,732 or 71.8 percent of sales in the first nine months of FY 1999 to $849,941 or 77.9 percent of sales in the first nine months of FY 2000. The increase of 6.1 percent is due to accounting adjustments for purchases.

        Operating expenses decreased from $169,593 - or 18.6 percent of sales - in the first nine months of FY 1999 to $135,578 - or 12.4 percent of sales - in the first months of FY 2000. The decrease is due primarily to -

        o a decrease in advertising expense from $682 or 0.1 percent of sales in the first nine months of FY 1999 to $450 or 0.04 percent of sales in the first nine months of FY 2000;

        o an increase in bank charges from $1,179 or 0.1 percent of sales in the first nine months of FY 1999 to $2,666 or 0.2 percent of sales in the first nine months of FY 2000;

        o an increase in payroll processing expense from $3,054 or 0.3 percent of sales in the first nine months of FY 1999 to $3,559 or
               0.3 percent of sales in the first nine months of FY 2000;

        o a decrease in insurance expense from $5,069 or 0.6 percent of sales in the first nine months of FY 1999 to $3,559 or 0.3 percent of sales in the first nine months of FY 2000;

        o a decrease in legal and accounting fees from $26,317 or 2.9 percent of sales in the first nine months of FY 1999 to $22,142 or 2.0 percent of sales in the first nine months of FY 2000;

        o a decrease in salary expense from $84,235 or 9.2 percent of sales in the first nine months of FY 1999 to $83,099 or 7.6 percent of sales in the first nine months of FY 2000;

        o a decrease in office expense from $839 or 0.1 percent of sales in the first nine months of FY 1999 to $659, or 0.1 percent of sales in the first nine months of FY 2000;

        o a decrease in data processing expense from $455 or 0.05 percent of sales in the first nine months of FY 1999 to $390 or 0.04 percent of sales in the first nine months of FY 2000;

        o a decrease in taxes and licenses expense from $4,648 or 0.5 percent of sales in the first nine months of FY 1999 to $3,996 or
               0.4 percent of sales in the first nine months of FY 2000;

        o a decrease in office salaries from $9,735 or 1.1 percent of sales in the first nine months of FY 1999 to $8,138 or 0.7 percent of sales in the first nine months of FY 2000;

        o a decrease in postage from $747 or 0.1 percent of sales in the first nine months of FY 1999 to nothing in the first nine months of FY 2000;

        o a decrease in trade show expense from $7,099 or 0.8 percent of sales in the first nine months of FY 1999 to nothing in the first nine months of FY 2000; and

        o a decrease in commission expense from $26,392 or 2.9 percent of sales in the first nine months of FY 1999 to $3,530 or 0.3 percent in the first nine months of FY 2000.

        Internet Infinity had a net income from operations of $82,137 in the first nine months of 1999 and a net income from operations of $74,196 in the first nine months of FY 2000. The slight decrease of $7,941 is attributable to the above-described increase in sales, increase in cost of sales, and decrease in operating expenses.

        Liquidity and Outlook.
        ---------------------

        We have been able to stay in operation (1) from the services provided by Apple Media Corporation, formerly known as L&M Media, Inc., a supplier of electronic media duplication services and blank electronic media, which is under the control of George Morris, chief executive officer of our company, and (2) from the cash flow generated for Internet Infinity from the sale of pre-recorded video licensed from L&M Media, Inc. and Hollywood Riviera Studios, a subsidiary of Apple Realty, Inc., both controlled by George Morris. Since early 1997, sales from electronic blank media and duplication services have continued to grow and provide the funds to reduce Internet Infinity debt and to create a new Internet product and service line.

        By the end of the third quarter of fiscal 2000 (December 31, 1999), our cash position had fallen to $8,053 from $64,458 at the end of fiscal 1999. Our net income from operations was $74,196 during the first nine months of FY 2000, and we increased our accounts receivable by $175,168. Prepaid expenses increased from zero to $10,433, Notes Receivable decreased by $36,526, and Current Deferred Tax Asset decreased by $19,000.

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

Date:  February 23, 2000                 Internet Infinity, Inc.



                                         By /s/ George Morris
                                            ------------------------------------
                                            George Morris
                                            Chief Executive Officer