Form 10KSB
period 2000-02-29
DITA INC
filed 2000-05-30
CIK 1010698

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED FEBRUARY 29, 2000

                                       or

                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                           COMMISSION FILE NO. 0-27057

                                   DITA, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


           Nevada                                               33-0696051
-------------------------------                           ----------------------
(State or other jurisdiction of                             (I.R.S.  Employer
 incorporation or organization)                           Identification Number)



                  2214 Beverly Boulevard, Los Angeles, CA 90057
                  ---------------------------------------------
                    (Address of principal executive offices)

                                  213-368-3968
                           ---------------------------
                           (Issuer's Telephone Number)

         Securities registered under Section 12(b) of the Exchange Act:

                           Title of each class: None.

                Name of each exchange on which registered: None.

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $0.01 par value
                          -----------------------------
                                (Title of class)

        Check  whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year:  $875,892.

        State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $923,295 computed by reference to the $1.50 average of the bid and asked price of the Company's Common Stock on May 12, 2000.

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,140,000 shares of Common Stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

        If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (3) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The list documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). None.

        Transitional Small Business Disclosure Format (check one): Yes[ ] No[X]

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

Item 1.        Description of Business ..................................     1
               Business Development .....................................     1
               Business of the Company ..................................     1
                      Products ..........................................     1
                      Raw Materials, Supplies and Manufacturing .........     2
                      Distribution Methods ..............................     3
                      Competition .......................................     3
                      Advertising and Promotion .........................     3
                      Dependence on Major Customers .....................     4
                      Patents, Trademarks and Licenses ..................     4
                      Government Approval and Regulations ...............     4
                      Year 2000 Computer Problems .......................     4
                      Research and Development ..........................     5
                      Cost of Compliance with Environmental Laws ........     5
                      Seasonality .......................................     5
                      Employees .........................................     5
                      New Products ......................................     5

Item 2.        Properties ...............................................     6

Item 3.        Legal Proceedings ........................................     6

Item 4.        Submission of Matters to a Vote of Security
                      Holders ...........................................     6

Item 5.        Market for Common Equity and Related Stockholder
                      Matters ...........................................     6
               Holders ..................................................     7
               Dividends ................................................     7
               Recent Sales of Unregistered Securities ..................     7

Item 6.        Management's Discussion and Analysis of Financial
                      Condition and Results of Operations ...............     7
               Results of Operations ....................................     7
               Sales ....................................................     8
                      Gross Margin ......................................     8
                      Selling, General and Administrative Expenses ......     8
                      Net Loss ..........................................     9
                      Balance Sheet Items ...............................     9
                      Liquidity and Outlook .............................     9
                      Possibility of a Reverse Acquisition and
                             Reorganization .............................    10

Item 7.        Financial Statements .....................................    10

Item 8.        Changes in and Disagreements With Accountants On
                      Accounting and Financial Disclosure ...............    11

Item 9.        Directors, Executive Officers, Promoters and
                      Control Persons; Compliance with
                      Section 16(a) of the Exchange Act .................    11
                      Section 16(a) Beneficial Ownership
                             Reporting Compliance .......................    13

Item 10.       Executive Compensation ...................................    13

Item 11.       Security Ownership of Certain Beneficial Owners
                      and Management ....................................    13
               Changes in Control .......................................    14

Item 12.       Certain Relationships and Related Transactions ...........    14

Item 13.       Exhibits and Reports on Form 8-K .........................    15
               (a)    Exhibits ..........................................    15
               (b)    Reports on Form 8-K ...............................    16

Signatures ..............................................................    17

ITEM 1.        DESCRIPTION OF BUSINESS

Business Development

        Dita, Inc. (the "Company") was incorporated on October 3, 1995 in the State of Nevada. Our original assets consisted of 4,572 sunglasses and sunglass frames. We raised $185,800 in a non-registered public offering of our common stock during the first half of 1996 and commenced the distribution of our sunglasses. We initially operated out of offices in Dana Point, California. In April, 1997, we moved our offices to Hollywood, California. We first had revenues from operations in 1996.

Business of the Company

        The Company

        o      wholesales fashion sunglasses and optical frames;

        o      designs,  markets,  and  distributes  these  products  from   our
               Hollywood headquarters; and

       o distributes our products in "high-end" optical, boutique and department store accounts throughout the U.S. and in Canada, Japan, New Zealand and Australia. "High-end" refers to retailers that offer products at the high end of the price scale in relationship to the sunglasses market as a whole. The percentages of our revenues attributable to sales in these countries are approximately as follows:

               o       United States - 59%
               o       Canada - 16%
               o       Japan - 14%
               o       New Zealand and Australia - 11%.

        Products
        --------

        We have two principal products -

        o      sunglasses, and

        o      optical frames.

        We offer our sunglasses in two ranges:

        o      fashion, at mid-range prices, and

        o      couture, at high-end prices.

        We offer our optical frames in seven frame styles and each frame style in three colors.

        Raw Materials, Supplies and Manufacturing
        -----------------------------------------

        Our frames are 100 percent plastic. The plastic to produce the frames is ordered by us from the Mazzucchelli factory in Italy. Mazzucchelli supplies approximately 60 percent of the plastic for the high-end sunglass and eyeglass brands in the world.

        When our plastic orders are ready for delivery, Mazzucchelli ships the plastic to sunglass and eyeglass manufacturers we designate. Our sunglass products are then manufactured in China by subcontractors selected by Glance, Inc. The optical frames are manufactured in the U.S. by Golden Gate Optical. Glance is an affiliated company located in New York and under the control of Bendar Wu, a director of Dita. See "Certain Relationships and Related Transactions."

        We have no  written  agreement  with any of  Mazzucchelli,  Golden  Gate
Optical or Glance. We operate under a standard contractor relationship with Mazzucchelli and Golden Gate Optical. As for Mazzucchelli, we order products from its catalog. Mazzucchelli confirms our purchase orders and delivers the products, f.o.b. Calalzo, Italy, to destinations we designate.

        We provide each of Golden Gate Optical and Glance with designs made by us by hand. Each company then provides us a price for production of samples. We then place purchase orders for supplies. Once the samples are delivered and approved by us, we submit a purchase order for the production of the frames, outlining our delivery requirements, prices and timing.

        The typical turnaround time for our orders is four to six months, as follows:

        o two to four months for Mazzucchelli to manufacture and ship the plastic, and

        o      one-and-a-half to two months for the assembly of the frames.

Four months is the longest period of time Mazzucchelli has taken to manufacture and ship to assemblers the plastic we ordered. Despite its slowness in delivery of plastic, Mazzucchelli is dependable.

        We purchase more than 90 percent of our sunglass lenses from Glance as part of the frame that is assembled in China, or we purchase the frames from Glance without a lens and purchase the lens from either of two separate lens manufacturers. The sunglass lens manufacturers that we buy from are Sola in Florida, from whom we usually purchase directly from their stock, and

Christian Dalloz in France, from whom we purchase both from stock and on special order.

        Distribution Methods
        --------------------

        We distribute our products through independent contractors:

        o      Planet 3 Australais, in New Zealand and Australia;

        o      Levante, in Japan;

        o      Overdrive, in Canada; and

        o Paul Baltiste, Jeff Chiuminatto, and Steven Choen, independent contracts in the U.S. who work under the direction of our in-house sales manager and of our president, Troy Schmidt.

        The international distributors are responsible for all aspects of sales and marketing in their respective territories. They each manage their own inventory, warranty, billings, sales and customer service departments.

        Competition
        -----------

        The fashion optical industry is highly competitive. Well- known designer brands such as Bausch & Lomb, Luxottica and Bolla occupy a majority of the sunglass market. We believe that the demand for optical frames has somewhat deteriorated due to the development of corrective laser eye surgery.

        Dita holds a special niche in the optical and sunglass market. We have established an upscale image of fashion and innovative style at prices that are aggressively competitive. We offer, for $100 to $200 at retail, sunglasses that are comparable in style, quality and image to those of the leading brands that are offered at $250 to $400 at retail. We offer optical glasses for $180 to $221 at retail that are comparable in style, quality and image to those of the leading brands that are offered at $180 to $400 at retail.

        Advertising and Promotion
        -------------------------

        The market we target and sell to consists of fashion-forward men and women between the ages of 19 and 35 with average household incomes from $40,000 and up. We estimate that 65% of our products are purchased by women and 35% by men. Our average customer is very concerned about fashion and usually somewhat educated about current fashion. Our designs are usually more forward than some of our competitors, and the wearer is usually more forward in the manner in which she or he dresses.

        All  our  advertising  and  promotional   materials   employ   striking,
fashion-forward and edgy photography to project our image.

        We price our products significantly lower than our competitors do. Yet, our quality, image and design are comparable - and sometimes better - than the leaders in the sunglass industry.

        We design our sunglasses to be extremely wearable, yet still fashionable. Our philosophy is to give the average consumer of designer products a sunglass product that is fashionable, yet suitable for everyday use, at a price that is most competitive. We protect our upscale image by limiting the retail distribution of our sunglasses to the high-end boutiques and outlets where sunglasses are sold.

        Dependence on Major Customers
        -----------------------------

        We are not dependent on any major customers in the U.S. However, approximately 29 percent of our sales are international sales and are divided among two customers - Levante in Japan - 14 percent, and Overdrive in Canada - 16 percent.

        Patents, Trademarks and Licenses
        --------------------------------

        We have registered the trademark "Dita" in the U.S. and internationally.

        Government Approval and Regulations
        -----------------------------------

        We need no governmental approval for the design and marketing of sunglasses made for us by manufacturing companies. We are not aware of any proposed governmental regulations that would affect our operations.

        Year 2000 Computer Problems
        ---------------------------

        We have determined that we do not face material costs, problems or uncertainties about the year 2000 computer problem. This problem affects many companies and organizations and stems from the fact that many existing computer programs use only two digits to identify a year in the date field and do not consider the impact of the year 2000. We are newly organized, use off- the-shelf and easily replaceable software programs, and have yet to devise our own software programs.

        We have  been  advised  by our  manufacturers  that  they are Year  2000 compliant. Our worst-case scenario would be that they are not Year 2000 compliant and they would not be able to access information concerning our orders or concerning their own suppliers. Our computer system backs up all data every night. We can provide our manufacturers with all information concerning our orders on a moment's notice. As for a manufacturer's inability to access information concerning its suppliers, we would have to wait for this problem to be solved by the manufacturer or its suppliers. Should a significant delay become apparent, we would replace our order with a different manufacturer.

        Our contingency plans are to produce manual invoices and packing slips, if these are needed, and to shift our orders to other sunglass and optical glass manufacturers if necessary and if the plastic produced for us by Mazzucchelli is able to be diverted to other manufacturers.

        Research and Development
        ------------------------

        We expended approximately $6,098 in fiscal 1999 and $1,000 in fiscal 2000 researching new materials for sunglass frames.

        Cost of Compliance with Environmental Laws
        ------------------------------------------

        There are no environmental laws that impact our operations of designing, marketing and distributing sunglasses made for us by manufacturing companies.

        Seasonality
        -----------

        Our sales of sunglasses in the U.S., Canada and Japan are 50 to 100 percent higher in the period from March to September. Sales are 50 to 100 percent higher in New Zealand and Australia in the period from September to March.

        Employees
        ---------

        We employ seven persons full time. We have no part-time employees.

        New Products
        ------------

        We have designed a new handbag line that we propose to offer to our sunglass accounts. We are currently talking to several manufacturers about their producing our line. We are also seeking a source of capital to finance such production, but we have not located the capital. As an alternative to our raising capital to enable us to contract out the production of our handbag line, we are also seeking a partnership with a handbag manufacturer that would produce the handbags with our "Dita" trade name on them and for us to distribute in the markets we have established for our sunglasses and optical glasses. We have not located or identified such a prospective partner.

        We have no time frame for the commercialization of our handbag line.

ITEM 2.        PROPERTIES

        We lease approximately 3,200 square feet of office and warehouse space in Los Angeles, California for a monthly rental of $3,200. The lease is a term lease that expires December 31, 2002.

ITEM 3.        LEGAL PROCEEDINGS

        Neither  the Company  nor our  property is a party to any pending  legal
proceeding  or  any  known   proceeding   that  a   governmental   authority  is
contemplating.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's Common Stock is quoted on the OTC Bulletin
Board.  Its symbol is "DITA."

        During the last two calendar years, the range of high and low bid information for our Common Stock is set forth below. The source of this information is the OTC Bulletin Board. The quotations reflect inter-dealer prices without markup, markdown or commissions and may not represent actual transactions.

                                            High                 Low
                                            ----                 ---
        1998
        ----
               1st Qtr.                     0.1875               0.1875
               2nd Qtr.                     0.21875              0.1875
               3rd Qtr.                     0.21875              0.15625
               4th Qtr.                     0.1563               0.1563

        1999
        ----
               1st Qtr.                     1.7500               0.0900
               2nd Qtr.                     1.0000               0.5000
               3rd Qtr.                     1.4375               1.0000
               4th Qtr.                     1.7500               1.2500

        2000
        ----
               1st Qtr.                     1.625                1.25

        On May 12, 2000 there were 3,142,530 shares of Common Stock outstanding. No shares are subject to outstanding options to purchase, or securities convertible into, such shares of stock.

Holders

        As of May 12, 2000 there were approximately thirty-three holders of record of our Common Stock. Some 476,650 shares of Common Stock are held in brokerage accounts under the record name of "Cede & Co."

Dividends

        We have paid no cash dividends since inception, and it is unlikely that any cash dividend will be paid in the foreseeable future. There are no restrictions that would or are likely to limit the ability of the company to pay dividends on its common stock, but it has no plans to pay dividends in the foreseeable future and intends to use earnings for the expansion of its business. The declaration in the future of any cash or stock dividends will be at the discretion of the board depending upon the earnings, capital requirements and financial position of the company, general economic conditions and other pertinent factors. There are no dividend restrictions held by any creditor or other agreement to which the company is a party.

Recent Sales of Unregistered Securities

        During the last fiscal year the company sold no securities.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

        The following table presents, as a percentage of sales, certain selected financial data for the two fiscal years ended February 29, 2000 and February 28, 1999:

                                                          Year Ended
                                                          ----------
                                                    2-29                 2-28
                                                    2000                 1999
                                                   ------               ------

        Sales                                      100.0%               100.0%
        Cost of sales                               42.9                 47.2
                                                   -----                -----
        Gross margin                                57.1                 52.8
        Selling, general and
          administrative
          expenses                                  72.1                 73.9
                                                   -----                -----

        Net income (loss)                          (15.0)               (21.1)

        Sales

        Sales decreased slightly to $875,892 in the fiscal year ended February 29, 2000 from $882,921 in the fiscal year ended

February 28, 1999, a decrease of less than one percent. Of significance is the increase in international sales of $166,113 - from $180,329 in FY 1999, or an increase of 92 percent in international sales, to $346,442, or 40 percent of total sales in FY 2000. Boutique sales remained fairly constant, but optical sales decreased from $438,131 in FY 1999 or 49.6 percent of total sales to $258,351 in FY 2000 or 29.5 percent of total sales.

        We are not exposed to currency risks with regard to our international sales, which account for approximately 39.6 percent of our sales. All our contracts are expressed in U.S. dollars and require payment in U.S. dollars. However, we generally discount our prices by approximately 50 percent for sales made to Australia and New Zealand, due to the high price our distributor there has to pay for the U.S. dollar and due to high sales taxes in effect there. This results in a lower gross margin on sales made in Austrialia and New Zealand than on sales in Japan, Canada and the U.S.

        Gross Margin
        ------------

        Gross margin improved to $500,557, or 57.1 percent of sales, in fiscal year 2000 from $465,889, or 52.8 percent of sales, in fiscal year 1999, an improvement of 4.3 percent. This improvement is attributed to the negotiation of lower product cost with the company's major supplier, Glance, Inc.

        Selling, General and Administrative Expenses
        --------------------------------------------

        Selling, general and administrative expenses decreased to $631,645 in fiscal year 2000, or 72.1 percent of sales, from $652,159 in fiscal year 1999, or 73.9 percent of sales. The decrease reflects a preponderance of significant decreases over significant increases in line item expenses, as follows:

                                                              Fiscal Year
        Operating Expenses                                2000           1999
        ------------------                              --------       --------

        Decreases:
               Bad debt                                 $  8,458       $ 35,827
               Equipment rental                            5,320         10,066
               Freight out                                17,180         25,482
               Postage and delivery                        2,093          8,203
               Printing and reproduction                     877         18,306
               Research and development                    1,017          6,098
               Telephone                                  15,662         20,447

        Increases:
               Auto                                       18,622            117
               Interest expense                           34,658         15,687
               Office expenses and supplies               22,622         13,358
               Professional fees                          50,960         33,822

        Net Loss
        --------

        We had a net loss from operations in fiscal year 2000 of $131,088, or 15 percent of sales and $0.04 a share of our common stock. In fiscal year 1999 we had a net loss from operations of $186,270, or 21.1 percent of sales and $0.06 a share of common stock.

        Balance Sheet Items
        -------------------

        Our current assets decreased from $284,455 at the end of fiscal year 1999 to $241,212 at the end of fiscal year 2000 and represented a much less liquid financial posture. Cash was reduced from $121,516 to $17,234. Accounts receivable were reduced from $71,249 to $60,283. Prepaid expenses were reduced from $20,103 to $1,697. Inventory, however, increased from $71,587 to $161,998.

        None of the $161,998 in  inventory  represented sales awaiting delivery.

        Accounts payable and accrued expenses increased from $209,578 at the end of fiscal year 1999 to $283,783 at the end of fiscal year 2000.

        Liquidity and Outlook
        ---------------------

        We have been able to stay in operation only (1) from the services provided by Glance, Inc., a manufacturer of sunglasses under the control of Bendar Wu, the chairman of our board of directors, which company funds and warehouses a considerable portion of our inventory and (2) from the proceeds realized from the sale of capital stock.

        With respect to the sales of stock, we covered our loss from operations in fiscal 1999 by the sale of $200,000 in capital stock. In fiscal 1999 we also borrowed $19,000 on our bank line of credit and increased this to $25,113 in fiscal 2000.

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

        Possibility of a Reverse Acquisition and Reorganization
        -------------------------------------------------------

        We have been approached by several development-stage companies that are interested in acquiring our corporate shell. Each proposes that our present sunglasses business either be spunoff to our shareholders or sold, leaving the company as a trading public shell. Our management is open to the proposals but none of the development-stage companies has secured adequate financing or commenced meaningful operations. Until such occurs, there is no point in negotiating a contract with a company that is not viable.

Board of Directors
Dita, Inc.
Los Angeles, California


We have audited the accompanying balance sheets of Dita, Inc. as of February 29, 2000 and February 28, 1999, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dita, Inc. as of February 29, 2000 and February 28, 1999, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred net losses from operations, has negative cash flows from operations and has a net capital deficiency. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. These financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.




/s/Stonefield Josephson, Inc.
----------------------------------
CERTIFIED PUBLIC ACCOUNTANTS

Santa Monica, California
April 11, 2000

                                   DITA, INC.

                                 BALANCE SHEETS


                                                     February 29,   February 28,
                    ASSETS                               2000           1999
                                                     ------------   ------------

Current assets:
  Cash                                               $    17,234    $    65,822
  Cash - restricted                                            -         55,694
  Accounts receivable - trade, net of allowance
    for doubtful accounts of $27,363 and $37,160,
    respectively                                          60,283         71,249
  Inventory                                              161,998         71,587
  Prepaid expenses                                         1,697         20,103
                                                     -----------    -----------

          Total current assets                           241,212        284,455

Property and equipment, net of
  accumulated depreciation and amortization               68,333         87,732

Other assets                                               3,396          2,434
                                                     -----------    -----------

                                                     $   312,941    $   374,621
                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable and accrued expenses             $    283,783    $   209,578
  Advances from officers-stockholders                     23,474         36,531
  Note payable, bank                                      25,113         19,000
  Current maturities of obligations under
    capital lease                                         16,241         14,600
                                                    ------------    -----------

          Total current liabilities                      348,611        279,709
                                                    ------------    -----------

Obligations under capital lease,
  less current maturities                                  1,628        17,869
                                                    ------------    -----------

Note payable                                              16,747             -
                                                    ------------    -----------

Stockholders' equity (deficit):
  Common stock; $.01 par value, 10,000,000
    shares authorized, 3,140,000 shares issued
    and outstanding                                       31,400        31,400
  Additional paid-in capital                             613,339       613,339
  Deficit                                               (698,784)     (567,696)
                                                    ------------   -----------

          Total stockholders' equity (deficit)           (54,045)       77,043
                                                    ------------   -----------

                                                    $    312,941   $   374,621
                                                    ============   ===========

See accompanying independent auditors' report and notes to financial statements.

                                   DITA, INC.

                            STATEMENTS OF OPERATIONS




                                     Year ended                Year ended
                                  February 29, 2000         February 28, 1999
                                  -----------------         -----------------
                                 Amount      Percent      Amount       Percent
                                 ------      -------      ------       -------
Net sales                       $   875,892    100.0%   $   882,921      100.0%

Cost of sales                       375,335     42.9        417,032       47.2
                                -----------  -------    -----------     ------

Gross profit                        500,557     57.1        465,889       52.8

Operating expenses                  631,645     72.1        652,159       73.9
                                -----------  -------    -----------     ------

Net loss                        $  (131,088)   (15.0)%  $  (186,270)     (21.1)%
                                ===========  =======    ===========     ======


Net loss per share -
  basic and diluted             $     (0.04)            $     (0.06)
                                ===========             ===========

Weighted average shares
  outstanding - basic
  and diluted                     3,140,000               2,980,000
                                ===========             ===========

See accompanying independent auditors' report and notes to financial statements.

                                   DITA, INC.

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

               YEARS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999


                                                                 Additional                  Total
                                              Common stock         paid-in                stockholders'
                                              ------------
                                          Shares      Amount       capital     Deficit   equity/(deficit)
                                          ------      ------       -------     -------   ----------------

Balance at March 1, 1998               2,740,000    $  27,400   $  417,339   $ (381,426)    $  63,313

Issuance of common stock                 400,000        4,000      196,000                    200,000

Net loss for the year ended
  February 28, 1999                                                            (186,270)     (186,270)
                                      ----------    ---------   ----------   ----------     ---------

Balance at February 28, 1999           3,140,000       31,400      613,339     (567,696)       77,043

Net loss for the year ended
  February 29, 2000                                                            (131,088)     (131,088)
                                      ----------    ---------   ----------   ----------     ---------

Balance at February 29, 2000           3,140,000    $  31,400   $  613,339   $ (698,784)    $ (54,045)
                                      ==========    =========   ==========   ==========     =========

See accompanying independent auditors' report and notes to financial statements.

                                   DITA, INC.

                            STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                      February 29,  February 28,
                                                          2000          1999
                                                      ------------  ------------
Cash flows provided by (used for)
  operating activities:
    Net loss                                          $  (131,088)   $ (186,270)
                                                      -----------    ----------

  Adjustments to reconcile net loss to
    net cash provided by (used for)
    operating activities:
      Depreciation and amortization                        22,158        22,249
      Provision for doubtful accounts                       8,458        35,827

Changes in assets and liabilities:
    (Increase) decrease in assets:
        Accounts receivable                                 2,508         4,669
        Inventory                                         (90,411)       (6,866)
        Prepaid expenses                                   18,405       (19,053)

    Increase (decrease) in liabilities -
        accounts payable and accrued
        expenses                                           74,207        52,354

          Total adjustments                                35,325        89,180
                                                      -----------    ----------

          Net cash used for operating
            activities                                    (95,763)      (97,090)
                                                      -----------    ----------

Cash flows used for investing activities:
  Acquisition of property and equipment                    (2,759)      (22,761)
  Increase in other assets                                   (963)            -
                                                      -----------    ----------

          Net cash used for investing activities           (3,722)      (22,761)
                                                      -----------    ----------

Cash flows provided by (used for) financing activities:
  (Payments on) advances from officer-stockholders        (13,057)        8,013
  (Payments on) proceeds from note payable, bank            6,113        19,000
  Proceeds from other current liabilities                       -         5,519
  (Payments on) obligations under capital lease           (14,600)       (8,971)
  Proceeds from note payable                               16,747             -
  Proceeds from issuance of common stock                        -       200,000
                                                      -----------    ----------

          Net cash provided by (used for)
            financing activities                           (4,797)      223,561
                                                      -----------   -----------

Net increase (decrease) in cash                           (48,588)       48,016
Net increase (decrease) in cash - reserve                 (55,694)       55,694
Cash, beginning of year                                   121,516        17,806
                                                      -----------    ----------

Cash, end of year                                     $    17,234    $  121,516
                                                      ===========    ==========

Supplemental disclosure of cash flow information:
    Income taxes paid                                 $       800    $      800
                                                      ===========    ==========
    Interest paid                                     $    34,658    $   15,687
                                                      ===========    ==========

Supplemental disclosure of non-cash financing
  activities -
    capital lease obligation incurred for use
    of equipment                                      $        -     $   15,232

                                                      ==========     ==========

See accompanying independent auditors' report and notes to financial statements.

                                   DITA, INC.

                          NOTES TO FINANCIAL STATEMENTS

               YEARS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999


(1)   Summary of Significant Accounting Policies:

      Going Concern:

            The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has negative cash flows from operations. This factor raise substantial doubt about the Company's ability to continue as a going concern.

            Management recognized that the Company must generate additional resources to enable it to continue operations. The Company has a revolving line of credit through their bank to be used as working capital. Further, the Company is in the process of negotiating to sell its corporation to a third party. There can be no assurance that the Company will achieve profitability or positive cash flow. If management is unable to achieve profitability or positive cash flow, the Company will not be able to meet its obligations and will have to cease operations.

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

See accompanying independent auditors' report.

                                   DITA, INC.

               YEARS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999


(1)   Summary of Significant Accounting Policies, Continued:

      Inventory:

            Inventory is valued at the lower of cost (first-in, first-out) or market.

      Income Taxes:

            Deferred income taxes are reported using the liability method. Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment (see Note
            10).

      Recent Accounting Pronouncements Effective Subsequent to 1998:

            In June 1998, the United States Financial Accounting Standards Board
            (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", the effective date for which was deferred by SFAS No. 137 until fiscal years beginning after June 15, 1999. The Company anticipates that due to its limited use of derivative instruments, the adoption of SFAS No. 133 will not have a material effect on its financial statements.


(2)   Major Customers:

      Total sales to two customers amounted to approximately $256,000 for the year ended February 29, 2000. Included in accounts receivable at February 29, 2000 is approximately $5,000 due from these customers. There were no major customers for the year ended February 28, 1999.


(3)   Property and Equipment:

                                                   February 29,     February 28,
                                                       2000             1999
                                                   ------------     ------------

            Display cases                          $    73,854      $    73,854
            Computers and software                      34,939           34,939
            Furniture and fixtures                       9,670            9,670
            Leasehold improvements                       2,000                -
                                                   -----------       ----------

                                                       120,463          118,463
            Less accumulated depreciation
              and amortization                          52,130           30,731
                                                   -----------       ----------

                                                   $    68,333       $   87,732
                                                   ===========       ==========

See accompanying independent auditors' report.

                                   DITA, INC.

               YEARS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999


(4)   Advances from Officer-Stockholders:

      This  amount  represents  the  unpaid  balance  of  non-interest   bearing
      short-term advances received from officer-stockholders. Such advances are unsecured and payable on demand.


(5)   Note Payable, Bank:

      The Company has a line of credit with its bank in the amount of $35,000 and is unsecured. As of February 29, 2000, the line of credit had a remaining balance in the amount of $25,113.

      Interest paid on all corporate borrowings, exclusive of related party interest and other bank interest amounted to $3,912 and $798 for the years ended February 29, 2000 and February 28, 1999, respectively.


(6)   Obligations under Capital Lease:

      The Company leases computer equipment, software, lens cutters and trade show booths under the terms of a capital lease, which is secured by the related equipment costing $41,440. The following is a schedule by years of future minimum lease payments required under the capital leases, together with the present value of the net minimum lease payments:

                                                   February 29,     February 28,
                                                       2000             1999
                                                   -----------      ------------
            Year ending:
                February 29, 2000                  $        -       $    14,600
                February 28, 2001                      16,241            16,431
                February 28, 2002                       1,628             1,438
                                                   ----------        ----------

            Present value of minimum
              lease payments                           17,869            32,469
            Less current maturities                    16,241            14,600
                                                   ----------        ----------

                                                   $    1,628        $   17,869
                                                   ==========        ==========

      Interest expense for the years ended February 29, 2000 and February 28, 1999 amounted to $4,559 and $3,492, respectively.


(7)   Note Payable:

      Note payable is non-interest bearing and is due upon the sale of the corporation.

See accompanying independent auditors' report.

                                   DITA, INC.

               YEARS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999




(8)   Related Party Transactions:

      The Company's principal supplier of sunglasses is also a shareholder and a member of the Board of Directors. Total product purchased from this supplier for the year ended February 29, 2000 and February 28, 1999 was $339,997 and $313,746, respectively. Accounts payable and accrued expenses at February 29, 2000 and February 28, 1999 include $229,807 and $131,162 payable to this supplier, respectively. The Company also pays interest on outstanding accounts payable balances at a rate of 1.25% per month to this related party.


(9)   Income Taxes:

      For federal income tax return purposes, the Company has available net operating loss carryforwards of approximately $687,000 and $556,000, which expire through 2014 and 2013 and are available to offset future income tax liabilities for the years ended February 29, 2000 and February 28, 1999, respectively.

      Temporary   differences  which  give  rise  to  deferred  tax  assets  and liabilities at February 28, 1999 are as follows:

                                                   February 29,     February 28,
                                                       2000             1999
                                                   ------------     ------------

            Net operating loss carryforwards       $   274,835      $   226,548
            Valuation allowance                       (274,835)        (226,548)
                                                   -----------      -----------

                 Net deferred taxes                $         -      $         -
                                                   ===========      ===========


(10)  Commitments and Other:

      The following is a schedule by years of future minimum rental payments required under an operating lease that has a noncancellable lease term in excess of one year as of February 29, 2000:

            Year ending February 28,
                2001                               $    36,720
                2002                                    30,600
                                                   -----------

                                                   $    67,320
                                                   ===========

      Rent amounted to $28,375 and $24,518 for the years ended February 29, 2000 and February 28, 1999, respectively.

      A deposit consisting of $3,060 was paid upon signing of the lease.

      Advertising Costs

      Advertising expense for the years ended February 29, 2000 and February 28, 1999 amounted to $92,809 and $33,491, respectively.

See accompanying independent auditors' report.

                                   DITA, INC.

               YEARS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999




(11)  Subsequent Event:

      The Company is in the process of negotiating to sell its corporation to a third party. As of April 11, 2000, no negotiations have been finalized. Upon completion of the proposed sale, the Company will reorganize and continue to operate under a different entity.

See accompanying independent auditors' report.

ITEM 8.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

        There has been no change in the company's principal independent accountant during the last two fiscal years.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

        The company's directors, officers and significant employees occupying executive officer positions, their ages as of May 15, 2000, the directors' terms of office and the period each director has served are set forth in the following table:

                                                                      Director's
                                                       Director          Term
   Person             Positions and Offices              Since          Expires
   ------             ---------------------            --------       ----------

Bendar Wu, 54         Chairman of the Board               1996            2000
                      of Directors

Troy Schmidt, 34      President and Director              1996            2000

Jeff Solorio, 30      Secretary, Director of              1996            2000
                      Operations, and Director

Micky Dhillon, 34     Director                            1998            2000

John Juniper, 30      Director of Marketing, and          1996            2000
                      Director

        BENDAR WU. Mr. Wu has been in the optical  industry for over 23 years as
        ---------
a distributor or manufacturer. Mr. Wu is the founder, owner and is the president of Glance Eyewear, a worldwide distributor of eyewear with annual sales exceeding $20 million. The company has been in business for over fifteen years. Glance has manufactured eyewear for companies such as J. Crew, Limited and Nordstrom. Mr. Wu received a law decree in Taiwan at Soo Chow University and an MBA from Wager College in New York.

        TROY SCHMIDT.  For five years prior to starting Dita,  Inc., Mr. Schmidt
        ------------
managed a better than $53 million real estate portfolio owned by Ox Pierside Corporation, Haseko Marina Development Inc., Shin-Ei Corporation and Echo Usa. Mr. Schmidt has extensive experience in financial management including budgeting, accounting and cash flow management, implementation of expense minimization procedures, collection and collection- related litigation, inventory control, financial reporting and supervision of investment and operation accounts. Mr. Schmidt received a degree in business management with an emphasis in finance from Point Loma Nazarene College in 1990. Over the last three and a half years Mr. Schmidt has acted as a director and president of Dita, Inc. Mr. Schmidt's responsibilities include financial management, supervision of the Dita staff, corporation direction, product, pricing, securing new investment and alternative sources of cash flow to fund growth, overseeing all company operations, product development and design, and management of both domestic and international sales.

        JEFF  SOLORIO.  Prior to starting Dita Mr.  Solorio  founded a marketing
        -------------
firm, Hollywood died Independence. Mr. Solorio acted as president of Hollywood died Independence for three years and produced creative marketing materials for companies such as Rusty, Capital Distribution (Spare, Ezekiel, Blond) and Herbie Fletcher. Mr. Solorio also provided film production and other marketing materials for action sports related companies such as Rusty, Morrow Snowboards, Purged Snowboards, Lib-Tech, Herbie Fletcher, Capital Distribution, Black Flys and Arnet. Mr. Solorio's marketing and promotional work has won several industry awards. Over the last three and a half years Mr. Solorio has acted as a director and vice president of operations of Dita, Inc. Mr. Solorio's duties at Dita include inventory management, product development and design, processing of accounts payable, management of warehouse staff, processing of payroll and pricing.

        MICKY DHILLON.  Mr. Dhillon is the founder of, and has been the chairman
        -------------
of the board of directors and chief executive officer of, Main Street Trading Company for the past eight years. Main Street Trading Company is a privately held, Mission Viejo, California based, retail commodities brokerage firm with more than 260 employees. Mr. Dhillon provides guidance to the directors with respect to financial growth, cash flow management and new sources of funding.

        JOHN JUNIPER.  Prior to joining Dita,  Mr. Juniper was employed by Crown
        ------------
Distribution and was responsible for creating and implementing marketing programs and sales materials for Crown Distribution's family of companies, which included Purged Snowboards, BPS Binding Company, Mantle Snowboards, 1159 Snowboards, Dynamics Sled Manufacturing and Holly Grail Productions. Mr. Juniper's responsibilities included all advertising concepts, design and layout of advertisements, selection of models, photographers, cinematographers, graphic artists, photography and coordination of media publication advertisements. He produced over 150 full-page color advertisements and editorials in both national and international publications in a twelve-month period. In addition, Mr. Juniper is a freelance photographer and has worked with action sports companies including Morrow Snowboards, Black Flys, Evol Casuals, Blond, Spare, Ezekiel, Original Sin and Rusty Clothes. Over the last three and a half years Mr. Juniper has acted as a director and vice president of marketing for Dita, Inc. Mr. Juniper's duties at Dita as marketing director include development of annual advertising campaigns, selection of photographers, models, stylists, hair and makeup artists, development of company catalogs, print and outdoor ads, selection of graphic artists and development of all mailers, trade show invitations, public relations and product development and design.

        Section 16(a) Beneficial Ownership Reporting Compliance
        -------------------------------------------------------

        There was no person who, at any time during the 2000 fiscal year, was a director, officer or beneficial owner of more than ten percent of our common stock, and who failed to file on a timely basis reports required by Section 16(a) of the 1934 Exchange Act during fiscal year 1999, as disclosed on Forms 3 and 4 and amendments thereto furnished to our company under the SEC's Rule 16a-3(c) during fiscal year 1999 and Forms 5 and amendments thereto furnished to our company with respect to fiscal year 1999 and any written representations furnished to our company.

ITEM 10.       EXECUTIVE COMPENSATION

        Set forth below is the aggregate compensation during fiscal years 1998, 1999 and 2000 of the chief executive officer of the Company. During the period, no executive officer of the Company received compensation that exceeded $100,000.

                              Fiscal                Annual           Other
       Name                    Year                 Salary        Compensation
       ----                   ------                ------        ------------

   Troy Schmidt,                2000               $45,000            None
   President
                                1999               $45,000            None

                                1998               $45,000            None

        During the last three fiscal years, no executive officer of the company has been granted stock options or stock appreciation rights and no executive officer, other than its president, Troy Schmidt, has been granted stock in exchange for services. The company has no long-term incentive plan intended to serve as incentive for performance to occur over a period longer than one fiscal year.

        Directors of the company receive no compensation for their services as directors.

ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

        The table below sets forth, as of May 10, 2000, the number of shares of common stock of the company beneficially owned by each officer and director of the company, individually and as a group, and by each person known to the company to be the beneficial owner of more than five percent of the common stock.


                                           Number of
                                           Shares of
        Name and Address                  Common Stock         Percent
        ----------------                  ------------         -------

        Bendar Wu                             650,000             20.7
        384 East Shore Road
        Great Neck, NJ 11024

        Troy Schmidt                          325,000             10.4
        942 Alandale Avenue
        Los Angeles, CA 90036

        Jeff Solorio                          576,000             18.4
        336 North Sycamore Avenue
        Los Angeles, CA 90036

        Micky Dhillon(1)                      400,000             12.7
        6 Liberty
        Aliso Viejo, CA 92656

        John Juniper                          576,000             18.4
        336 North Sycamore Avenue
        Los Angeles, CA 90036

        Officers and Directors              2,527,000             80.5
        as a group (5 persons)
        -------------------------

        (1) These shares are owned of record by the Micky Dhillon Trust, which is under the control of Micky Dhillon.

Changes in Control

        There are no arrangements which may result in a change in control of the Company.

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        We buy a substantial portion of our inventory from Glance, Inc., a manufacturing company under the direction of and owned by Bendar Wu, a director and major stockholder of the Company. Due to our lack of sufficient capital to pay for inventory and then warehouse it, Glance, Inc. manufactures our sunglass orders in China, pays for the product when it arrives in the U.S. and warehouses the product for us until the product is needed.

        When we need the product, we place orders for it with Glance. Glance ships the product to us and bills us net, 30 days for each invoice. In exchange for Glance's funding and warehousing these inventories, Glance charges us a premium. This premium increases our cost of goods sold from 20 to 30 percent above industry standard. Our purchases from Glance in fiscal year 1999 were $313,746 and in fiscal year 2000 were $337,122. Our accounts payable and accrued expenses owed to Glance at fiscal year-end 1999 were $131,162 and at fiscal year-end 2000 were $229,806. The interest rate we pay on outstanding payable balances to Glance is fifteen percent a year.

        Mr. Bendar Wu advises us that he has no economic interest in any of the manufacturers he chooses to manufacture sunglasses or frames. He further advises us that his dealings with such manufacturers are at arm's length and do not involve any rebate to him of the amounts paid them for their manufacturing efforts.

        These transactions with Glance are as fair to us as we could make with an unaffiliated party. A leading manufacturer of eyewear advises us that we cannot get comparable terms anywhere.

        In 1997 we obtained $100,000 in equity capital from Bendar Wu, the chairman of our board of directors then and now. He purchased 425,000 shares of our common stock at a price of $0.24 a share. At the time of the transaction, our common stock was trading only sporadically and in a price range of $0.25 to $0.5625. He was given a discount from the market price due to the fact that he was purchasing "restricted securities" and could not transfer them for value for one year. We could not have sold these securities to any other person we knew at that time.

        In 1998 we obtained $200,000 in equity capital from Micky Dhillon, an owner of a commodities market brokerage firm and a friend of two of our officers and directors, Jeff Solorio and John Juniper. Mr. Dhillon purchased 400,000 shares of our common stock at a price of $0.50 a share, which price was above the prevailing market price. Mr. Dhillon agreed to pay this premium under the condition that he be elected a director of the company and under the assumption that his purchase of 400,000 shares in the open market would cause the stock to jump to a price far higher than $0.50 a share.

ITEM 13.       EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        The following exhibits are filed as part of this Form 10-KSB:

        Exhibit No.                       Description
        -----------                       -----------

           3             -      Articles of Incorporation of Dita, Inc.*

           3.1           -      Bylaws of Dita, Inc.*

          10             -      Dita, Inc. Distributor Agreement of
                                September 1, 1999, between Dita, Inc. and

                                Levante, a representative distributorship agreement of the Registrant**

          27             -      Financial Data Schedule

* Previously filed with Form 10-SB; Commission File No. 0-27057, incorporated herein by reference.

**   Previously filed with Amendment No. 1 to Form 10- SB;   Commission File No.
     0-27057, incorporated herein by reference.

(b)  Reports on Form 8-K

        None

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BAD TOYS, INC.



Date:  May 30, 2000                        By /s/ Troy Schmidt
                                           -------------------------------------
                                           Troy Schmidt, President

        In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  May 30, 2000                     /s/ Troy Schmidt
                                        ----------------------------------------
                                        Troy Schmidt, Chief Financial
                                        Officer and Director



Date:  May 30, 2000                     /s/ Bendar Wu
                                        ----------------------------------------
                                        Bendar Wu, Director



Date:  May 30, 2000                     /s/ Jeff Solorio
                                        ----------------------------------------
                                        Jeff Solorio, Secretary and Director



Date:  May 30, 2000                     /s/ John Juniper
                                        ----------------------------------------
                                        John Juniper, Director



Date:  May ____, 2000
                                        ----------------------------------------
                                        Micky Dhillon, Director