Form 10QSB
period 2000-05-31
DITA INC
filed 2000-07-20
CIK 1010698

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended May 31, 2000

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________




                                   Dita, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


    Nevada                          0-27057                          33-0696051
--------------              ------------------------               -------------
  (state of                 (Commission File Number)               (IRS Employer
incorporation)                                                      I.D. Number)


                             2214 Beverly Boulevard
                              Los Angeles, CA 90057
                                  213-368-3968
             -------------------------------------------------------
             (Address and telephone number of registrant's principal
               executive offices and principal place of business)






        As of May 31, 2000, there were 3,140,000 shares of the Registrant's Common Stock, par value $0.01 per share, outstanding.

        Transitional Small Business Disclosure Format (check one): Yes [ ]No [X]

                         PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

                                    Dita Inc.
                                  Balance Sheet
                        Three Months Ended, May 31, 2000

                                     ASSETS

Current Assets
        Cash Checking                                  $   7,733
        Checking-Marketing Account                           461
        Secured Savings                                    2,679
        Accounts Receivable                              210,065
        Allowance for Doubtful Account                   (40,659)
        Inventory                                        148,837
                                                       ----------

        TOTAL Current Assets                                         $ 329,116

Fixed Assets

        Computer Equipment                                26,208
        Display Cases                                     73,854
        Furniture and fixtures                             9,670
        Shop and Warehouse Equipment                       8,731
        (Less) Accumulated Depreciation                  (58,131)
        Leasehold Improvements                             5,711
                                                       ----------

        TOTAL Fixed Assets                                              66,044

Other Assets
        Deposits                                           3,335
        Organizational Costs                               3,790
        (Less) Accumulated Amortization                   (3,454)
                                                       ----------

        TOTAL Other Assets                                               3,671
                                                                     ----------

                     TOTAL Assets                                    $ 398,831
                                                                     ==========


                             LIABILITIES AND EQUITY

Current Liabilities

        Accounts Payable                               $ 287,368
        Purchases Clearing Account                         5,500
        Accrued Expenses                                   9,870
        Officers Loan Payable                             21,859
        Credit Card-Wells Fargo (9227)                     5,450
        Business Line _0682                               30,384
        Capital Lease Payable                             16,241
        Lease -Secured Funding                             1,628
        Loan Payable                                      16,747
                                                       ----------

        TOTAL Current Liabilities                                    $ 395,047
                                                                     ----------

                     TOTAL Liabilities                                 395,047

Equity

        Common Stock                                      31,400
        Paid In Capital                                  613,338
        Retained Earnings                               (640,954)
                                                       ----------

        TOTAL Equity                                                     3,784
                                                                     ----------

                     TOTAL Liabilities and Equity                    $ 398,831
                                                                     ==========

                                    Dita Inc.
                          Condensed Statement of Income
                         Three Months Ended May 31, 2000


                                             2000 - 2001          1999 - 2000
                                           ---------------      ---------------

Net Sales                                     $371,557             $289,566

Cost of Sales                                  142,833              133,848
                                              ---------            ---------

Gross Profit                                   228,724              155,718

Operating Expenses                             170,894              155,086
                                              ---------            ---------

              Net Income                      $ 57,830             $    632
                                              =========            =========

Net Income per share                              $.02                  $ -
basic ad diluted

Weighted Average common Shares
outstanding basic ad diluted                 3,140,000            3,140,000
                                             ==========           ==========

                                   DITA, INC.
                             STATEMENT OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                 Three months ended May 2000
                                                 ---------------------------
                                                     2000            1999
                                                 (Unaudited)      (Unaudited)
                                                 -----------      -----------
Cash flows provided by (used for)
 operating activities:
              Net Income (loss)                   $  57,830        $     631
                                                  ----------       ----------

Adjustments reconcile net loss to net cash
  provided by (used for) operating
 activities:
      Depreciation and amortization                   6,000               -
      Provision for doubtful accounts                13,297
      Other                                                               -

Changes in assets and liabilities:
 (Increase) decrease in assets:
      Accounts receivable                          (122,419)        (78,929)
      Inventory                                      13,160         (44,244)
      Deposits                                         (275)
      Prepaid expenses                                1,698          19,000

 Increase (decrease) in liabilities -
      Accounts payable and accrued expenses          20,856          73,743
                                                  ----------       ---------

           Total adjustments                        (67,684)        (30,430)
                                                  ----------       ----------

           Net cash used for operating
             activities                              (9,854)        (29,799)
                                                  ----------       ----------

Cash flows used for investing activities:
      Acquisition of property and equipment                          (2,400)
      Increase in other assets                       (3,711)
                                                  ----------       ----------

           Net cash used for investing activities    (3,711)          (2,400)
                                                  ----------       ----------

Cash flows provided by (used for)
 financing activities:
     (Payments on) advances from
       officer-stockholders                          (1,615)          (5,507)
     (Payments on) proceeds from
       note payable                                   5,271          (14,000)
     (Payments on) proceeds from other
       current liabilities                            3,550
     (Payments on) obligations under capital
       lease                                                            (283)
     Proceeds from note payable                                         (987)
     Proceeds from issuance of common stock                                -
                                                  ----------       -----------
           Net cash provided by financing
             activities                               7,205          (20,778)
                                                  ----------       -----------

Net increase (decrease) in cash                      (6,359)         (52,976)
Net increase in cash-reserve
Cash,  beginning of year                             17,234          121,516
                                                  ----------       ----------

Cash,  end of year                                $  10,874        $  68,540
                                                  ==========       ==========

                                    Dita Inc.
                 Notes to Interim Condensed Financial Statements
                         Three Months ended May 31, 2000




Basis of Preparation

The accompanying Interim Condensed Financial Statements are prepared in accordance with rules set forth in Retaliation SB of the Securities and Exchange Commission. As said, these statements do not include all disclosures required under generally accepted principles and should be read in conjunction with the audited financial statements for the year ended February 29, 2000. In the opinion of management all adjustments consisting of normal reoccurring accruals have been made to the financial statements. The results of operation for the three months ended May 31, 2000. Are not necessarily indicative of the results to be expected for the fiscal year ending May 31, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements."

        Financial condition, changes in financial condition and results of operations - First Quarter of Fiscal Year 2001 Compared to First Quarter of Fiscal Year 2000

        Dita's sales increased from $289,566 in the three-month period ended May 31, 1999 (Q1:2000) to $371,557 in the three-month period ended May 31, 2000 (Q1:2001), a 28.3 percent increase of $81,991. The increase is due primarily to increases of $22,739 in sales of optical sunglasses and $31,511 in sales in boutiques, and a decrease of $24,066 in returns and allowances.

        The cost of sales increased from $133,848, or 46.2 percent of sales, in Q1:2000 to $142,833, or 38.4 percent of sales, in Q1:2001, a decrease of 7.8 percent when considered as a percentage of sales.

        Operating expenses increased from $155,086 - or 53.6 percent of sales - in Q1:2000 to $170,894 - or 46 percent of sales - in Q1:2001. The only significant changes were -

        o a decrease in advertising expense from $43,828 in Q1:2000 to nothing in Q1:2001;

        o an increase in accounting fees from $600 in Q1:2000 to $18,563 in Q1:2001;

        o an increase in trade show expense from $5,528 in Q1:2000 to $11,029 in Q1:2001;

        o an increase in sales commissions from $17,667 or 6.1 percent of sales in Q1:2000 to $24,045 or 6.5 percent of sales in Q1:2001; and

        o an increase in bad debts from none in Q1:2000 to $13,297 or 3.6 percent of sales in Q1:2001.

        Dita had net income from operations of $631 in Q1:2000 but had net income of $57,829 in Q1:2001. This $57,198 forward move is attributable to the above-described increase in sales, decrease in cost of sales and almost level operating expenses.

        Our accounts receivable, net of allowances for doubtful accounts, increased by $109,122 from $60,283 at the end of fiscal year 2000 to $169,405 at the end of Q1:2001, and our accounts payable and accrued expenses increased by $54,789 from $283,783 at the end of FY 2000 to $338,572 at the end of Q1:2001. A
cash position of $17,234 at the end of FY 2000 was reduced to $10,873 at the end of Q1:2001. Inventory decreased from $161,998 at the end of FY 2000 to $148,838 at the end of Q1:2001.

Stockholders' equity increased from a deficit of $54,045 at the end of FY 2000 to equity of $3,783 at the end of Q1:2001.

        Liquidity and Outlook.

        We have been able to stay in operation only (1) from the services provided by Glance, Inc., a manufacturer of sunglasses under the control of Bendar Wu, the chairman of our board of directors, which company funds and warehouses a considerable portion of our inventory, (2) from the proceeds realized from the sale of capital stock and recently (3) from maintaining a large accounts payable.

        With respect to the sales of stock, we covered our loss from operations in fiscal 1999 by the sale of $200,000 in capital stock. In fiscal 2000 we borrowed $25,113 on our bank line of credit. In Q1:2001 we made our first significant profit but have had to slow-pay our trade creditors to stay in operation.

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

        We perceive our long-term solution to our continuing losses to be an improvement in our gross margin. The essential services provided by Glance, Inc. come at a cost to us - they increase our cost of goods sold from 20 to 30 percent above industry standard. Yet, it is impossible to dispense with these services without the cash to pay for and warehouse all our inventory. We are still working on obtaining lines of credit from lending institutions that cater to small businesses. When we have exhausted these possibilities, we will attempt to obtain capital through the sale of shares of common stock.

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

Date:  July __, 2000                              Dita, Inc.



                                                  By /s/ Troy Schmidt
                                                     ---------------------------
                                                     Troy Schmidt, President and
                                                     Chief Financial Officer