Form 10QSB
period 2000-08-31
DITA INC
filed 2000-10-19
CIK 1010698

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended August 31, 2000

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






        As of August 31, 2000, there were 3,142,530 shares of the Registrant's Common Stock, par value $0.01 per share, outstanding.

        Transitional Small Business Disclosure Format (check one): Yes [ ] No[X]

                         PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

                                    Dita Inc.
                                  Balance Sheet
                                August 31, 2000

                                     ASSETS

Current Assets

        Cash Checking                                   $  21,323
        Checking-Marketing Account                            425
        Secured Savings                                     2,691
        Accounts Receivable                               208,077
        Allowance for Doubtful Account                    (40,660)
        Inventory                                         178,922
                                                         --------

        TOTAL Current Assets                                         $ 370,779

Fixed Assets

        Computer Equipment                                 26,208
        Display Cases                                      73,854
        Furniture and fixtures                              9,670
        Shop and Warehouse Equipment                        8,731
        (Less) Accumulated Depreciation                   (62,131)
        Leasehold Improvements                              5,711
                                                         --------

        TOTAL Fixed Assets                                              62,044

Other Assets
        Deposits                                            3,335
        Organizational Costs                                3,789
        (Less) Accumulated Amortization                    (3,454)
                                                         --------

        TOTAL Other Assets                                               3,670
                                                                      --------

                     TOTAL Assets                                    $ 436,493
                                                                      ========


                             LIABILITIES AND EQUITY


Current Liabilities

        Accounts Payable                                $ 318,825
        Accrued Expenses                                    8,921
        Officers Loan Payable                              20,256
        Credit Card-Wells Fargo (9227)                      1,492
        Business Line _0682                                13,895
        State Income Tax Payable                             (800)
        Capital Lease Payable                               9,597
        Loan Payable                                       16,747
                                                         --------

        TOTAL Current Liabilities                                      388,933
                                                                     ---------

                     TOTAL Liabilities                                 388,933

Equity

        Common Stock                                       31,400
        Paid In Capital                                   613,338
        Retained Earnings                                (698,784)
        Retained Earnings - Current Year                  101,606
                                                         --------

        TOTAL Equity                                                    47,560
                                                                      --------

                     TOTAL Liabilities AND Equity                    $ 436,493
                                                                      ========

                                    Dita Inc.
                          Condensed Statement of Income



                                                 Six Months Ended August 31
                                                2000                    1999
                                             -----------            -----------

Net Sales                                    $  677,620             $  531,458

Cost of Sales                                   262,257                252,054
                                              ---------              ---------

Gross Profit                                    415,363                279,404

Operating Expenses                              313,758                362,937
                                              ---------              ---------

              Net Income                     $  101,606             $  (83,533)
                                              =========              =========

Net Income per share                         $      .03             $        -
basic ad diluted

Weighted Average common Shares
outstanding basic ad diluted                  3,140,000              3,140,000
                                              =========              =========

                                   DITA, INC.
                             STATEMENT OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                            Six months ended     August 31, 2000
                                                  2000                 1999
                                               (Unaudited)         (Unaudited)
                                            ----------------     ---------------

Cash flows provided by (used for)
 operating activities:
        Net Income (loss)                       $ 101,606           $ (83,533)
                                                 --------            --------

Adjustments reconcile net loss to
 net cash provided by (used for)
 operating activities:
        Depreciation and amortization              10,000
        Provision for doubtful accounts            13,297                   -
        Other

Changes in assets and liabilities:
 (Increase) decrease in assets:
        Accounts receivable                      (120,432)            (34,385)
        Inventory                                 (16,924)            (61,344)
        Deposits                                     (275)
        Prepaid expenses                            1,698              19,000

 Increase (decrease) in liabilities -
        Accounts payable and accrued
          expenses                                 45,063              90,484
                                                 --------            --------

                   Total adjustments              (67,573)             13,755
                                                 --------            --------

                   Net cash used for
                     operating activities          34,033             (69,778)
                                                 --------            --------

Cash flows used for investing activities:
        Acquisition of property and equipment                                                                          (2,400)
        Increase in other assets                   (3,711)             (2,400)
                                                 --------            --------

                    Net cash used for
                      investing activities         (3,711)             (2,400)
                                                 --------            --------

Cash flows provided by (used for)
 financing activities:
        (Payments on) advances from
         officer-stockholders                      (3,219)             (9,985)
        (Payments on) proceeds from
         note payable                             (11,625)            (19,000)
        (Payments on) proceeds from other
         current liabilities                       (8,272)               (757)
        (Payments on) obligations under
         capital lease                                                   (987)
        Proceeds from note payable
        Proceeds from issuance of common stock                              -
                                                 --------            --------

                    Net cash provided by
                      financing activities        (23,116)            (30,729)
                                                 --------            --------

Net increase (decrease) in cash                     7,206            (102,907)
Net increase in cash-reserve
Cash,  beginning of year                           17,234             121,516
                                                 --------            --------

Cash,  end of year                              $  24,439           $  18,609
                                                 ========            ========

                                   DITA, INC.
                             STATEMENT OF OPERATIONS


                          Three Months  Three Months  Six Months     Six Months
                             Ended         Ended         Ended         Ended
                           August 31,    August 31,    August 31,    August 31,
                              2000          1999          2000          1999
                          (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
                          -----------   -----------   -----------   -----------

Net sales                 $  306,063    $  241,892    $  677,620    $  531,179

Cost of sales                119,423       112,508       262,257       246,875
                          ----------    ----------    ----------    ----------

Gross profit                 186,640       129,384       415,363       284,303

Operating expenses           143,864       205,889       313,758       361,155
                          ----------    ----------    ----------    ----------

Net income (loss)         $   42,776    $  (76,505)   $  101,606    $  (76,852)
                          ==========    ==========    ==========    ==========

Net income (loss) per
share - basic and diluted $    0.014    $   (0.024)   $     0.03    $   (0.024)
                          ==========    ==========    ==========    ==========

Weighted average shares
outstanding - basic and
diluted                    3,140,000     3,140,000     3,140,000     3,140,000
                          ==========    ==========    ==========    ==========



                                   DITA, INC.

                          NOTES TO FINANCIAL STATEMENTS

               SIX MONTHS AND THREEE MONTHS ENDED AUGUST 31, 2000



(1)     Summary of Significant Accounting Policies:

               The  Company's  financial   statements  are  prepared  using  the
generally accepted accounting principles.

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

                                   DITA, INC.

               SIX MONTHS AND THREEE MONTHS ENDED AUGUST 31, 2000



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


(2)     Major Customers:

               Total sales to three customers amounted to approximately $262,882 for the period ended August 31, 2000 and $126,196 for the quarter ended August 31, 2000. Included in accounts receivable at August 31, 2000 is approximately $67,914.12 due from these customers.


(3)     Property and Equipment:

                                                                 August 31,
                                                                    2000
                                                                 ----------

               Display cases                                    $    73,854
               Shop and warehouse equipment                           8,731
               Computers and software                                26,208
               Furniture and fixtures                                 9,670
               Leasehold improvements                                 5,711
                                                                -----------

                                                                    124,174
               Less accumulated depreciation and amortization        62,131
                                                                -----------

                                                                $    62,043
                                                                ===========


See accompanying independent auditors' report.

                                   DITA, INC.

               SIX MONTHS AND THREEE MONTHS ENDED AUGUST 31, 2000




(4)     Advances from Officer-Stockholders:

        This amount represents the unpaid balance of non-interest bearing short-term advances received from officer-stockholders. Such advances are unsecured and payable on demand.


(5)     Note Payable, Bank:

        The Company has a line of credit with its bank in the amount of $35,000 and is unsecured. As of August 31, 2000, the line of credit had a remaining balance in the amount of $13,895.

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

                                                                   August 31,
                                                                       2000
                                                                   ----------
               Year ending:

               February 28, 2001                                       7,969
               February 28, 2002                                       1,628
                                                                       -----

               Present value of minimum lease payments                 9,597



(7)     Note Payable:

        Note payable is non-interest bearing and is due upon the sale of the corporation.



See accompanying independent auditors' report.

                                   DITA, INC.

               SIX MONTHS AND THREEE MONTHS ENDED AUGUST 31, 2000



(8)     Related Party Transactions:

        The Company's principal supplier of sunglasses is also a shareholder and a member of the Board of Directors. Total product purchased from this supplier for period ended August 31, 2000 $68,854. Accounts payable and accrued expenses at August 31, 2000 of $207,667 were payable to this supplier. The Company also pays interest on outstanding accounts payable balances at a rate of 1.25% per month to this related party.


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
                                                     ===========    ===========


(10)    Commitments and Other:

        The following is a schedule by years of future minimum rental payments required under an operating lease that has a noncancellable lease term in excess of one year as of February 29, 2000:

               Year ending February 28,
                   2001                                       $       $18,360
                   2002                                                30,600
                                                              ---------------

                                                              $        67,320
                                                              ===============

        Rent amounted to $17,930 and $9,180 for the period and quarter ended August 31, 2000, respectively.

        A deposit consisting of $3,060 was paid upon signing of the lease.



See accompanying independent auditors' report.

                                   DITA, INC.

               SIX MONTHS AND THREEE MONTHS ENDED AUGUST 31, 2000





(11)    Subsequent Event:

        The Company is in the process of negotiating to sell its corporation to a third party. As of October 18, 2000, no negotiations have been finalized. Upon completion of the proposed sale, the Company will reorganize and continue to operate under a different entity.






























See accompanying independent auditors' report information.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements."

        Financial condition, changes in financial condition and results of operations - Second Quarter of Fiscal Year 2001 Compared to Second Quarter of Fiscal Year 2000

        Dita's sales increased by $64,171 from $241,892 in the three-month period ended August 31, 1999 (Q2:2000) to $306,063 in the three-month period ended August 31, 2000 (Q2:2001), a 26.5 percent increase. There were, however, significant changes in the origin of these sales, as follows:

                                    Q2:2000                      Q2:2001
                                             Per-                         Per-
        Origin of Sales         Amount       cent            Amount       cent
        ---------------         ------       ----            ------       ----

        Optical                $ 73,289       30.3          $ 74,004       24.2
        Boutique                 79,847       33.0            66,676       21.8
        Department store         15,932        6.6            50,733       16.6
        International            86,056       35.6           126,552       41.3
        Freight income            2,378        1.0             2,753         .9
        Miscellaneous               (24)        .0             1,305         .4
        Returns & exchanges     (15,708)      (6.5)          (15,991)      (5.2)
        Discounts                    14         .0                20         .0
        Interest income             109         .0                11         .0
                               --------      -----          --------      -----

               Totals          $241,892      100.0          $306,063      100.0
                               ========      =====          ========      =====

        Of particular note are the above increases in department store sales and international sales and the decrease in boutique sales.

        The cost of sales decreased from 46.5 percent of sales in Q2:2000 to 39 percent of sales in Q2:2001.

        Operating  expenses,  most  significantly,  decreased from $205,889 - or
85.1 percent of sales - in Q2:2000 to $143,864 - or 47 percent of sales in Q2:2001. This decrease is due primarily to -

       o a decrease in advertising expense from $42,815, or 17.7 percent of sales in Q2:2000, to $1,685 or 0.6 percent of sales in Q2:2001. The decrease is attributable to management's decision to rely on editorial advertising only during our spring advertising season, which is when the company spends the majority of its advertising dollars. We hope that the free editorial coverage will be sufficient to maintain our brand image and increase sales. By avoiding our considerable advertising expenditures, we hope to improve some of the negative aspects of our historically unstable financial position;

        o a decrease in accounting fees from $13,600, or 3.6 percent of sales in Q2:2000, to $850 or 0.3 percent of sales in Q2:2001; and

        o a decrease in equipment leasing expense from $6,694, or 2.8 percent of sales in Q2:2000, to a credit of $1,524 in Q2:2001.

        Dita had $42,776 net income from operations in Q2:2001, compared to a net loss of $76,505 in Q2:2000.

        Our accounts receivable (net of allowance for doubtful accounts) increased by $107,134 from $60,283 at the end of fiscal year 2000 to $167,417 at the end of Q2:2001, and our accounts payable and accrued expenses increased by $43,963 from $283,783 at the end of FY 2000 to $327,746 at the end of Q2:2001.
Inventory increased from $161,998 at the end of FY 2000 to $178,922 at the end of Q2:2001. Stockholders' equity increased from a deficit of $54,045 at the end of FY 2000 to positive equity of $47,560 at the end of Q2:2001.

        Financial condition, changes in financial condition and results of operations - First Half of Fiscal Year 2001 Compared to First Half of Fiscal Year 2000.

        Sales in the first half of FY 2001 increased by $146,162 (27.5 percent) over sales in the first half of FY 2000 - $677,620 compared to the earlier $531,179.

                                 1st Half:FY2000              1st Half:FY2001
                                             Per-                         Per-
        Origin of Sales         Amount       cent            Amount       cent
        ---------------         ------       ----            ------       ----

        Optical                $158,674       29.9          $182,128       26.9
        Boutique                156,524       29.5           174,863       25.8
        Department store         35,080        6.6            74,519       11.0
        International           224,709       42.3           261,228       38.6
        Freight income            5,853        1.1             6,308         .9
        Miscellaneous               (24)        .0             5,000         .7
        Returns & exchanges     (50,327)      (9.5)          (26,544)      (3.9)
        Discounts                    14         .0                 2         .0
        Interest income             676         .1                22         .0
                               --------      -----          --------      -----

                 Totals        $531,179      100.0          $677,620      100.0
                               ========      =====          ========      =====

        Sales were up in all categories. We are experiencing the benefit, we believe, in a change in our marketing strategy. Dita was having difficulty penetrating the high-end market, where prices are higher and gross margins are higher than in the lower-end mass market. This difficulty was attributable to high-end retailers' awareness of the presence of Dita's trade name in the mass market. We deliberately eliminated many of our mass market accounts after the second half of FY 2000 in order to gain, in time, the high-end business we seek.

        Our gross margin increased from 52.5 percent ($279,404) of sales in the first half of FY 2000 to 61.3 percent ($415,363) of sales in the first half of FY 2001.

        Operating expenses decreased by $49,179 from $362,937 - or 68.3 percent of sales - in the first half of FY 2000 to $313,758 - or 46.3 percent of sales - in the first half of FY 2001. The decrease is due primarily to -

        o a decrease in advertising expense from $86,643 or 16.3 percent of sales in the first half of FY 2000, to $1,685, or 0.2 percent of sales in the first half of FY 2001;

        o a decrease in equipment leasing expense from $12,124 or 2.3 percent of sales in the first half of FY 2000, to $7,169, or 1.1 percent of sales in the first half of FY 2001;

        o a decrease in legal fees from $16,407 or 3.1 percent of sales in the first half of FY 2000, to $224 in the first half of FY 2001; and

        o a decrease in interest expense from $10,199 or 1.9 percent of sales in the first half of FY 2000, to $1,202, or 0.2 percent of sales in the first half of FY 2001;

        The above decreases were offset, however, by several increases in operating expenses, primarily the following:

        o an increase in sales commissions expense from $43,473, or 8.2 percent of sales in the first half of FY 2000, to $49,866, or 7.4 percent of sales in the first half of FY 2001;

        o an increase in repairs and maintenance from $20 in the first half of FY 2000 to $5,991, or 0.9 percent of sales in the first half of FY 2001;

        o      an increase of $5,213 in accounting fees expense from $14,200, or
               2.7 percent of sales, in the first half of FY 2000 to $19,413, or
               2.9 percent of sales in the first half of FY 2001;

        o      an increase of $5,014 in research and development from $1,017, or
               0.2 percent of sales in the first half of FY 2000, to $6,031,  or
               0.9 percent of sales in the first half of FY 2001;

        o an increase of $11,816 in bad debts expense from $1,481, or 0.3 percent of sales in the first half of FY 2000, to $13,297, or 2.0 percent of sales in the first half of FY 2001; and

        o an increase of $14,392 in finance charges from $1,756, or 0.3 percent of sales in the first half of FY 2000, to $16,148, or 2.4 percent of sales in the first half of FY 2001.

        Dita realized net income from operations of $101,606, or $0.03 a share, in the first half of 2001 as contrasted with a net loss from operations of $83,533 in the first half of FY 2000.

        Liquidity and Outlook.

        The improvement from a loss of $83,533 to a profit of $101,606 is encouraging but not without problems. Our accounts payable and accrued expenses exceed our accounts receivable (net of allowances for doubtful accounts) by $160,329. Our profits so far this fiscal year reflect a decrease of $84,958 in advertising expense from the comparable period the last fiscal year, a savings in expenses that could have repercussions ahead. At the moment, though, we are liquid and believe we will be able to realize this six-month profit at year end.

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

Date:  October 16, 2000                       Dita, Inc.



                                             By/s/ Troy Schmidt
                                               ---------------------------------
                                               Troy Schmidt, President and
                                               Chief Financial Officer