Form 10QSB
period 2000-11-30
DITA INC
filed 2001-01-16
CIK 1010698

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended November 30, 2000

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________




                                   Dita, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


    Nevada                           0-27057                         33-0696051
--------------               ----------------------                 ------------
  (state of                  Commission File Number                 IRS Employer
incorporation)                                                      I.D. Number)


                             2214 Beverly Boulevard
                              Los Angeles, CA 90057
                                  213-368-3968
             -------------------------------------------------------
             (Address and telephone number of registrant's principal
               executive offices and principal place of business)






      As of November 30, 2000, there were 3,140,000 shares of the Registrant's Common Stock, par value $0.01 per share, outstanding.

      Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                    Dita Inc.
                                  Balance Sheet
                                November 30, 2000
                                    Unaudited

                                     ASSETS

Current Assets

     Cash                                               $  15,770
     Accounts Receivable                                  108,092
     Inventory                                            172,427
                                                        ---------

     Total Current Assets                                            $ 296,289

Property and Equipment, net of
  accumulated depreciation and amortization                             59,148

Other Assets                                                             3,946
                                                                      --------

           Total Assets                                              $ 359,383
                                                                      ========


                      Liabilities and Stockholders' Equity

Current Liabilities

     Accounts Payable and accrued expenses              $ 246,171
     Officers Loan Payable                                 19,064
     Business Line                                         35,674
     Capital Lease Payable                                  9,597
     Loan Payable                                          16,747
                                                        ---------

     Total Current Liabilities                                       $ 327,253
                                                                     ---------

Stockholders' Equity

     Common Stock; $.01 par value, 10,000,000
       shares authorized, 3,140,000 shares
       issued and outstanding                              31,400
     Additional paid In Capital                           613,338
     Accumulated deficit                                 (612,608)
                                                         --------

     Total Stockholders' Equity                                         32,130
                                                                     ---------

           Total Liabilities and Stockholders' Equity                $ 359,383
                                                                     =========

                                    Dita Inc.
                                  Balance Sheet
                                November 30, 2000
                                    Unaudited

                                     ASSETS

Current Assets

     Cash Checking                                      $  12,679
     Checking-Marketing Account                               389
     Secured Savings                                        2,702
     Accounts Receivable                                  135,391
     Allowance for Doubtful Account                       (27,299)
     Inventory                                            172,427
                                                        ---------

     Total Current Assets                                            $ 296,289
                                                                     ---------

Fixed Assets

     Computer Equipment                                    26,208
     Display Cases                                         73,854
     Furnitures and fixtures                                9,670
     Shop and Warehouse Equipment                          10,836
     Leasehold Improvements                                 5,711
     (Less) Accumulated Depreciation                      (67,131)
                                                         --------

     Total Fixed Assets                                                 59,148
                                                                     ---------

Other Assets
     Deposits                                               3,610
     Organizational Costs                                   3,790
     (Less) Accumulated Amortization                       (3,454)
                                                         --------

     Total Other Assets                                                  3,946
                                                                      --------

           Total Assets                                              $ 359,383
                                                                      ========


                      Liabilities and Stockholders' Equity

Current Liabilities

     Accounts Payable                                   $ 237,416
     Accrued Expenses                                       8,162
     Officers Loan Payable                                 19,064
     Credit Card                                            1,393
     Business Line                                         35,674
     State Income Tax Payable                                (800)
     Capital Lease Payable                                  9,597
     Loan Payable                                          16,747
                                                        ---------

     Total Current Liabilities                                       $ 327,253
                                                                     ---------

Stockholders' Equity

     Common Stock                                          31,400
     Paid In Capital                                      613,338
     Retained Earnings                                   (698,784)
     Retained Earnings - Current Year                      86,176
                                                         --------

     Total Stockholders' Equity                                         32,130
                                                                     ---------

           Total Liabilities and Stockholders' Equity                $ 359,383
                                                                     =========

                                   Dita Inc.
                        Condensed Statement of Operations
                                    Unaudited

                               Nine months ended         Three months ended
                                  November 30                November 30
                            -----------------------    -----------------------
                               2000         1999          2000         1999
                            ----------   ----------    ----------   ----------

Net Sales                   $  865,763   $  730,719    $  188,143   $  199,260

Cost of Sales                  338,603      318,599        76,346       66,545
                            ----------   ----------    ----------   ----------

Gross Profit                   527,160      412,120       111,797      132,715

Operating Expenses             440,984      489,210       127,051      126,273
                            ----------   ----------    ----------   ----------

          Net Income        $   86,176   $  (77,090)   $  (15,255)  $    6,443
                            ==========   ==========    ==========   ==========

Net Income per share
basic ad diluted            $     0.03   $    (0.02)   $    (0.00) $     0.00
                            ==========   ==========    ==========  ==========

Weighted average common
  shares outstanding -
  basic and diluted          3,140,000    3,140,000     3,140,000   3,140,000
                            ==========   ==========    ==========  ==========

                  See notes to unaudited financial statements

                                   DITA, INC.
                             STATEMENT OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                Nine months ended November 30
                                                  2000                  1999
                                               (Unaudited)          (Unaudited)
                                               -----------          -----------
Cash flows provided by (used for)
 operating activities:
           Net Income (loss)                   $   86,176           $   (77,090)
                                               ----------           -----------

Adjustments to reconcile net loss
  to net cash provided by (used for)
  operating activities:
           Depreciation and amortization           15,000
           Provision for doubtful accounts            (63)                    -

Changes in assets and liabilities:
 (Increase) decrease in assets:
           Accounts receivable                    (47,745)              (17,528)
           Inventory                              (10,429)              (77,148)
           Deposits                                  (550)                    -
           Prepaid expenses                         1,698                19,000

 Increase (decrease) in liabilities -
           Accounts payable and accrued
             expenses                             (37,107)               72,057
                                               ----------           -----------

                    Total adjustments             (79,196)               (3,619)
                                               ----------           -----------

                    Net cash used for
                      operating activities          6,980               (80,709)
                                               ----------           -----------

Cash flows used for investing activities:
           Acquisition of property and
             equipment                             (2,105)                    -
           Increase in other assets                (3,711)                    -
                                               ----------           -----------

                    Net cash used for
                      investing activities         (5,816)                    -
                                               ----------           -----------

Cash flows provided by (used for)
 financing activities:
           (Payments on) advances from
            officer-stockholders                   (4,409)              (11,488)
           (Payments on) proceeds from
            note payable                                -               (19,000)
           Proceeds from other
            current liabilities                    10,054                 5,991
           (Payments on) obligations
            under capital lease                    (8,272)                 (987)
                                               ----------           -----------

                    Net cash provided by
                      financing activities         (2,627)              (25,484)
                                               ----------           -----------

Net increase (decrease) in cash                    (1,463)             (106,193)
Cash,  beginning of period                         17,233               121,516
                                               ----------           -----------

Cash,  end of period                           $   15,770           $    15,323
                                               ==========           ===========

                                   DITA, INC.

                          NOTES TO FINANCIAL STATEMENTS

                 NINE AND THREEE MONTHS ENDED NOVEMBER 30, 2000



(1)   Summary of Significant Accounting Policies:


            The condensed interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

            These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended February 28, 2000. The Company follows the same accounting policies in preparation of interim reports.

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

(2)   Advances from Officer-Stockholders:

      This  amount  represents  the  unpaid  balance  of  non-interest   bearing
      short-term advances received from officer-stockholders. Such advances are unsecured and payable on demand.


(3)   Business line:

      The Company has a line of credit with its bank in the amount of $45,000 and is unsecured. As November 30, 2000, the line of credit had a remaining balance in the amount of $35,674.

                                   DITA, INC.

              NINE MONTHS AND THREE MONTHS ENDED NOVEMBER 30, 2000



(7)   Loan Payable:

      Loan payable is non-interest bearing and is due upon the sale of the corporation.

(8)   Related Party Transactions:

      The Company's principal supplier of sunglasses is also a shareholder and a member of the Board of Directors. Total product purchased from this supplier for period ended November 30, 2000 was $111,139. Accounts payable and accrued expenses at November 30, 2000 of $192,435 were payable to this supplier. The Company also pays interest on outstanding accounts payable balances at a rate of 1.25% per month to this related party.

(11)  Subsequent Event:

      In the August 31, 2000 10Q-SB the company reported that it was in negotiations to sell its Company to a 3rd party. As a result of the volatility of the stock market as a whole at that time the negotiations were terminated. The company will continue to look for a new candidate for the sale of the shell.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements."

        Financial  condition,  changes in  financial  condition  and  results of
        ------------------------------------------------------------------------
operations  - Third  Quarter of Fiscal Year 2001  Compared  to Third  Quarter of
--------------------------------------------------------------------------------
Fiscal Year 2000
----------------

        Dita's sales decreased by $11,117 from $199,260 in the three-month period ended November 30, 1999 (Q3:2000) to $188,143 in the three-month period ended November 30, 2000 (Q3:2001), a 5.58 percent decrease. There were, however, significant changes in the origin of these sales, as follows:

                                      Q3:2000                    Q3:2001
                                -------------------       --------------------
                                               Per-                       Per-
          Origin of Sales        Amount        cent        Amount         cent
          ---------------       --------      -----       --------       -----

          Optical               $ 57,717       29.0       $ 65,725        28.6
          Boutique                66,469       33.4         59,300        27.0
          Department store        12,198        6.1         29,228        15.5
          International           70,203       35.2         44,451        23.6
          Freight income           2,115        1.1          2,320         1.0
          Miscellaneous                0        0.0          3,353         1.0
          Returns & exchanges     (9,435)      (4.7)       (16,236)       (4.9)
          Discounts                  (17)       0.0             (8)         .0
          Interest income             11        0.0             10          .0
                                --------      -----       --------       -----

                 Totals         $199,260      100.0       $188,143       100.0

        Of particular note are the above increases in department store sales resulting mainly for the increase is sales from one of the company's key accounts, Nordstrom.

        The cost of sales  increased  from 33.4  percent  of sales in Q3:2000 to
40.06 percent of sales in Q3:2001.

        Operating expenses increased insignificantly, from $126,272 - or 63.4 percent of sales - in Q3:2000 to $127,051 - or 67.5 percent of sales - in Q3:2001. Some items of expense deserve mention:

        o An increase in sales commissions occurred from $16,457, or 8.3 percent of sales in Q3:2000, to $22,355, or 11.9 percent of sales in Q3:2001. The increase is attributable to the change in the make up of the sales figures in each respective quarter. The company does not pay sales commissions on international sales, which were $70,202 or 35.2% of sales in Q3:2000 decreasing to 44,451 or 23.6 percent of sales in Q3:2001. As a result, commissionable sales (Optical, Boutique and Department store) accounted for approximately 64.80% of the total sales in Q3:2000, which increased to 76.40% of total sales in Q3:2001.

        o An increase in rent from $8,005, or 4.0 percent of sales in Q3:2000, to $10,180 or 5.4 percent of sales in Q3:2001. The company moved its corporate offices, resulting in an increase in monthly rental costs of approximately $600 per month.

        o An increase in general liability insurance from $889, or .4 percent of sales in Q3:2000, to $2,138 or 1.1 percent of sales in Q3:2001. The Company increased its coverages as a result of the requirements of the new office space as well as per direction from the Company's Auditors Stonefield and Josephson.


        o A decrease in accounting fees from $9,015, or 4.5 percent of sales in Q3:2000, to $4,365 or 2.3 percent of sales in Q3:2001. The invoice was paid later in FY 2000 than in FY 2001.

        Dita had $15,254 net loss from operations in Q3:2001, compared to a net income of $6,443 in Q3:2000. The net loss occurred as a direct result of a decrease in sales resulting from the company not receiving a production order on time. Dita had approximately $30,000 in pre-booked orders that did not ship in the last month of the Q3:2001, because the product had not been received.

        Our accounts receivable (net of allowance for doubtful accounts) increased by $47,808 from $60,283 at the end of fiscal year 2000 to $108,191 at the end of Q3:2001, and our accounts payable and accrued expenses decreased by $46,369 from $283,783 at the end of FY 2000 to $237,414 at the end of Q3:2001.
Inventory decreased from $161,998 at the end of FY 2000 to $172,427 at the end of Q3:2001. Stockholders' equity increased from a deficit of $54,045 at the end of FY 2000 to positive equity of $32,130 at the end of Q3:2001.

        Financial  condition,  changes in  financial  condition  and  results of
        ------------------------------------------------------------------------
operations  - 9 months  ended  November  30,  2000  Compared  to 9 months  ended
--------------------------------------------------------------------------------
November 30, 1999.
------------------

        Sales during the first 9 months of the 2001 FY increased by $135,045 (15.66 percent) over sales during the 9 months of FY 2000 - $865,763 compared to the earlier $730,178.

                                  1st 9 mo:FY2000           1st 9 mo:FY2001
                                -------------------       --------------------
                                               Per-                       Per-
          Origin of Sales        Amount        cent        Amount         cent
          ---------------       --------      -----       --------       -----
          Optical               $216,390        29.0      $247,853        28.6
          Boutique               222,992        30.5       234,164        27.0
          Department store        47,278         6.1       103,748        12.0
          International          294,912        35.2       305,680        35.2
          Freight income           7,967         1.1         8,718         1.0
          Miscellaneous              280         0.0         8,353         1.0
          Returns & exchanges    (59,785)        8.2       (42,780)        4.9
          Discounts                   (2)        0.0            (6)        0.0
          Interest income            687         0.1            33          .0
                                --------       -----      --------       -----

                 Totals         $730,718       100.0      $865,763       100.0

        Sales were up in all categories. We are experiencing the benefit, we believe, in a change in our marketing strategy. Dita was having difficulty penetrating the high-end market, where prices are higher, and gross margins are higher, than in the lower-end mass market. This difficulty was attributable to high-end retailers' awareness of the presence of Dita's trade name in the mass market. We deliberately eliminated many of our mass-market accounts after the second half of FY 2000 in order to gain the high-end business.

        Our gross margin increased from 56.4 percent ($412,119) of sales in the 9 months of FY 2000 to 60.9 percent ($527,160) of sales in the 9 months of FY 2001.

        Operating expenses decreased by $48,226 from $489,210 - or 66.9 percent of sales - in the 9 months of FY 2000 to $440,983 - or 50.9 percent of sales - in the 9 months of FY 2001. The decrease is due primarily to -

        o a decrease in advertising expense from $87,142, or 11.9 percent of sales in the 9 months of FY 2000, to $1,135, or 0.1 percent of sales in the 9 months of FY 2001; This decrease is a direct result of management's decision to hold off on a 2001 ad campaign in order to help overall profitability and cash flow. This task was accomplished without sacrificing increases in sales.

        o a decrease in graphics and layout expense from $12,344, or 1.7 percent of sales in the 9 months of FY 2000, to $4,068, or .5 percent of sales in the 9 months of FY 2001. Decreasing costs resulted from the postponement of a 2001 ad campaign.

        o a decrease in legal fees from $23,494, or 3.2 percent of sales in the 9 months of FY 2000, to $1,797, or .2 percent of sales in the 9 months of FY 2001. The decrease is a direct result of legal fees related to the proposed public shell sale that occurred in the 2000 FY that did not occur in 2001 FY.

        The above decreases were offset, however, by several increases in operating expenses, primarily the following:

        o an increase in sales commissions expense from $59,930, or 8.23 percent of sales in the 9 months of FY 2000, to $72,222, or 8.3 percent of sales in the 9 months of FY 2001. The increase is a direct result of the increase in sales.

        o an increase in automobile expense from $14,331 in the 9 months of FY 2000 to $22,141, or 2.6 percent of sales in the 9 months of FY 2001. The increase is a result of the fact that the company did not begin reimbursing automobile expenses of the President, Director of Operations and Marketing Director until the 2nd half of 2000 FY.

        o an increase in rental expense from $21,235, or 2.9 percent of sales in the 9 months of FY 2000, to $28,109, or 3.2 percent of sales in the 9 months of FY 2001;

        o an increase in repairs and maintenance expense from $20, or .0 percent of sales in the 9 months of FY 2000, to $7,227, or .8 percent of sales in the 9 months of FY 2001. This increase resulted from improvements made in the company's new corporate offices.

        o an increase in insurance general liability expense from $1,015 in the 9 months of FY 2000, to $2,149, in the 9 months of FY 2001. The company increased its coverages as a result of the requirements of the new office space as well as per direction from the companies Auditors Stonefield and Josephson.

        o an increase in office expense from $11,795, or 1.6 percent of sales in the 9 months of FY 2000, to $16,101, or 1.9 percent of sales in the 9 months of FY 2001. The increase is a direct result of additional office supplies necessary to set up new corporate offices.

        o an increase in research and development expense from $1,016 in the 9 months of FY 2000, to $8,792, or percent of sales in the 9 months of FY 2001. The increase is a result of two factors. The company's research into the possibility of developing a belt line, and the company used a rapid laser prototyping system to develop a new frame for FY 2001 that was not used in FY 2000.

        o an increase in depreciation expense from $0.00 or 0.0 percent of sales in the 9 months of FY 2000, to $15,000 in the 9 months of FY 2001. This increase is a result of a chance in accounting policies necessitated by new SEC rulings. In FY 2000 the company only booked depreciation at the end of the year. Due to the new quarterly reporting requirements, depreciation is now being booked quarterly.

        o an increase in finance charges and interest expense from $19,304, or 2.64 percent of sales in the 9 months of FY 2000, to $25,973, or 3.0 percent of sales in the 9 months of FY 2001. This increase is a result of the increase in sales and the company's increased reliance on external sources of credit.

        o an increase in workers compensation insurance expense from $(24.13), or 0.0 percent of sales in the 9 months of FY 2000, to $2,943.92 in the 9 months of FY 2001. The increase is a result of the invoice being paid earlier in FY 2001 than FY 2000.

        o an increase in health insurance from $6,295, or .9 percent of sales in the 9 months of FY 2000, to $8,380 in the 9 months of FY 2001. The increase resulted from the addition of two new employees to the corporate insurance plan as well as an increase in premiums on two previously covered employees resulting from increases in age.


        Dita realized net income from operations of $86,176, or 10 percent of sales, in the 9 months of 2001 as contrasted with a net loss from operations of $77,090 in the 9 months of FY 2000.

        Liquidity and Outlook.
        ---------------------

        The improvement from a loss of $77,090 to a profit of $86,176 is encouraging but not without problems. Our accounts payable and accrued expenses exceed our accounts receivable (net of allowances for doubtful accounts) by $136,223. Our profits so far this fiscal year are a result of a decrease in advertising expense from $86,007 from FY 2000 to FY 2001. This is a savings in expenses that could have repercussions ahead. At the moment, though, we are liquid and believe we will be able to realize this nine-month profit at year end.

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

Date:  January 9, 2001                      Dita, Inc.



                                            By/s/ Troy Schmidt
                                              ----------------------------------
                                              Troy Schmidt, President and
                                              Chief Financial Officer