Form 10KSB
period 2001-02-28
DITA INC
filed 2001-05-29
CIK 1010698

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED FEBRUARY 28, 2001

                                       Or

                [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 0-27057
                                   DITA, INC.
                 (Name of small business issuer in its charter)

                    Nevada                     33-0696051
               ---------------            ---------------------
                (State or other jurisdiction of (I.R.S. Employer
              incorporation or organization) Identification Number)

                  2214 Beverly Boulevard, Los Angeles, CA 90057
            ---------------------------------------------------------
                    (Address of principal executive offices)

                                  213-368-3968
                              --------------------
                          (Issuer's Telephone Number)

         Securities registered under Section 12(b) of the Exchange Act:
                           Title of each class: None.

                Name of each exchange on which registered: None.

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $0.01 par value
                    ---------------------------------------
                                (Title of class)

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State  issuer's  revenues  for  its  most  recent  fiscal  year:  $1,063,653.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $961,850 computed by reference to the $0.9425 average of the bid and asked price of the Company's Common Stock on May 25, 2001.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,142,530 shares of Common Stock, $0.01 par value.

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



     2
     2






     Transitional  Small  Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                         Page
                                                                         ----

ITEM  1.     DESCRIPTION  OF  BUSINESS                                     1
          Business  Development                                            1
          Business  of  the  Company                                       1
               Products                                                    1
               Raw  Materials,  Supplies  and  Manufacturing               2
               Distribution  Methods                                       3
               Competition                                                 3
               Advertising  and  Promotion                                 3
               Dependence  on  Major  Customers                            4
               Patents,  Trademarks  and  Licenses                         4
               Government  Approval  and  Regulations                      4
               Research  and  Development                                  4
               Cost  of  Compliance  with  Environmental Laws              4
               Seasonality                                                 4
               Employees                                                   5
               New  Products                                               5

ITEM  2.     PROPERTIES                                                    5

ITEM  3.     LEGAL  PROCEEDINGS                                            5

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY
               HOLDERS                                                     5

ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER
               MATTERS                                                     5
             Holders                                                       6
             Dividends                                                     6
             Recent  Sales  of Unregistered Securities                     6

ITEM  6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
               CONDITION  AND  RESULTS  OF  OPERATIONS                     7
             Results  of  Operations                                       7
               Sales                                                       7
               Gross  Margin                                               8
               Selling,  General  and Administrative Expenses              8
               Net  Gain  From  Operations                                 9
               Net  Income  After  Tax                                     9
               Balance  Sheet  Items                                       9
               Liquidity  and  Outlook                                    10
               Possibility  of  a  Reverse  Acquisition  and
                    Reorganization                                        10

ITEM  7.     FINANCIAL  STATEMENTS                                        11

ITEM  8.     CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON
               ACCOUNTING  AND  FINANCIAL  DISCLOSURE                     12

ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND
               CONTROL  PERSONS;  COMPLIANCE  WITH
               SECTION  16(A)  OF  THE EXCHANGE ACT                       12
               Section  16(a)  Beneficial  Ownership
                    Reporting  Compliance                                 14

ITEM  10.     EXECUTIVE COMPENSATION                                      14

ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS
                  AND  MANAGEMENT                                         15
              Changes  in  Control                                        16

ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS          16

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K                             17
             (a)     Exhibits                                             17
             (b)     Reports  on  Form  8-K                               17

Signatures                                                                18

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

BUSINESS  OF  THE  COMPANY

     The  Company

     -     wholesales  fashion  sunglasses  and  optical  frames;

     - designs, markets, and distributes these products from our Hollywood headquarters; and

     - distributes our products in "high-end" optical, boutique and department store accounts throughout the U.S. and in Canada, Japan, New Zealand and Australia. "High-end" refers to retailers that offer products at the high end of the price scale in relationship to the sunglasses market as a whole. The percentages of our revenues attributable to sales in these countries are approximately as follows:

          -     United  States  -  59%
          -     Canada  -  16%
          -     Japan  -  14%
          -     New  Zealand  and  Australia  -  11%.

     PRODUCTS
     --------

     We  have  one  principal  product  -

     -     fashion  sunglasses

     We  offer  our  sunglasses  in  two  ranges:

     -     fashion,  at  mid-range  prices,  and

     -     couture,  at  high-end  prices.

     RAW  MATERIALS,  SUPPLIES  AND  MANUFACTURING
     ---------------------------------------------

     Our frames are 100 percent plastic. The plastic to produce the frames is ordered by us from the Mazzucchelli factory in Italy. Mazzucchelli supplies approximately 60 percent of the plastic for the high-end sunglass and eyeglass brands in the world.

     When our plastic orders are ready for delivery, Mazzucchelli ships the plastic to sunglass and eyeglass manufacturers we designate. Our sunglass products are then manufactured in China by subcontractors selected by Glance, Inc. and in Japan by Boston Club. Glance is an affiliated company located in New York and under the control of Bendar Wu, a director of Dita. See "Certain Relationships and Related Transactions."

     We have no written agreement with any of Mazzucchelli, Boston Club or Glance. We operate under a standard contractor relationship with Mazzucchelli and Golden Gate Optical. As for Mazzucchelli, we order products from its catalog. Mazzucchelli confirms our purchase orders and delivers the products, f.o.b. Calalzo, Italy, to destinations we designate.

     We provide each of Boston Club and Glance with designs made by us by hand. Each company then provides us a price for production of samples. We then place purchase orders for supplies. Once the samples are delivered and approved by us, we submit a purchase order for the production of the frames, outlining our delivery requirements, prices and timing.

     The typical turnaround time for our orders is four to six months, as follows:

     - two to four months for Mazzucchelli to manufacture and ship the plastic, and

     -     one-and-a-half  to  two  months  for  the  assembly  of  the  frames.

Four months is the longest period of time Mazzucchelli has taken to manufacture and ship to assemblers the plastic we ordered. Despite its slowness in delivery of plastic, Mazzucchelli is dependable.

     We purchase more than 70 percent of our sunglass lenses from Glance as part of the frame that is assembled in China, or we purchase the frames from Glance without a lens and purchase the lens from either of two separate lens manufacturers. The sunglass lens manufacturers that we buy from are Sola in Florida, from whom we usually purchase directly from their stock, and Christian Dalloz in France, from whom we purchase both from stock and on special order.

     DISTRIBUTION  METHODS
     ---------------------

     We  distribute  our  products  through  independent  contractors:

     -     Planet  3  Australais,  in  New  Zealand  and  Australia;

     -     Levante,  in  Japan;

     -     Overdrive,  in  Canada;  and

     - Kendra Eastlake and Julia Gogosha, independent contracts in the U.S. who work under the direction of our in-house sales manager Devon Davis.

     The international distributors are responsible for all aspects of sales and marketing in their respective territories. They each manage their own inventory, warranty, billings, sales and customer service departments.

     COMPETITION
     -----------

     The fashion sunglass industry is highly competitive. Well-known designer brands such as Gucci, Chanell and Christian Dior occupy a majority of the sunglass market. We believe that the demand for optical frames has somewhat deteriorated due to the development of corrective laser eye surgery.

     Dita holds a special niche in the sunglass market. We have established an upscale image of fashion and innovative style at prices that are aggressively competitive. We offer, for $120 to $300 at retail, sunglasses that are comparable in style, quality and image to those of the leading brands that are offered at $250 to $400 at retail.

     ADVERTISING  AND  PROMOTION
     ---------------------------

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

     We price our products slightly lower than our competitors do. Yet, our quality, image and design are comparable - and sometimes better - than the leaders in the sunglass industry.

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

     DEPENDENCE  ON  MAJOR  CUSTOMERS
     --------------------------------

     We are not dependent on any major customers in the U.S. However, approximately 35 percent of our sales are international sales and are divided among two customers - Levante in Japan - 24 percent, and Overdrive in Canada - 6 percent.

     PATENTS,  TRADEMARKS  AND  LICENSES
     -----------------------------------

     We  have  registered  the trademark "Dita" in the U.S. and internationally.

     GOVERNMENT  APPROVAL  AND  REGULATIONS
     --------------------------------------

     We need no governmental approval for the design and marketing of sunglasses made for us by manufacturing companies. We are not aware of any proposed governmental regulations that would affect our operations.

     RESEARCH  AND  DEVELOPMENT
     --------------------------

     We expended approximately $1,000 in fiscal 2000 and $15,016 in fiscal 2001 mainly for prototyping and computer design costs related to the development of design prototypes.

     COST  OF  COMPLIANCE  WITH  ENVIRONMENTAL  LAWS
     -----------------------------------------------

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

     EMPLOYEES
     ---------

     We  employ  eight  persons  full  time.  We  have  one  part-time employee.

     NEW  PRODUCTS
     -------------

     The company is currently researching the possibility of purchasing a license from an action sports related company in hopes of producing and distributing their line of sunglass products in the aforementioned market. The company will need a source of capital to finance a new license and currently we have not identified any sources for said capital.

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




                                  High      Low
                                -------  -------
    1998
   -------
                     1st Qtr.   0.1875   0.1875
                     2nd Qtr.  0.21875   0.1875
                     3rd Qtr.  0.21875  0.15625
                     4th Qtr.   0.1563   0.1563


    1999
  -------
                     1st Qtr.   1.7500   0.0900
                     2nd Qtr.   1.0000   0.5000
                     3rd Qtr.   1.4375   1.0000
                     4th Qtr.   1.7500   1.2500

    2000
   -------
                     1st Qtr.    1.625     1.25
                     2nd Qtr.
                     3rd Qtr.
                     4th Qtr.

    2001
   -------
                     1st Qtr.

     On May 12, 2001 there were 3,142,530 shares of Common Stock outstanding. No shares are subject to outstanding options to purchase, or securities convertible into, such shares of stock.

HOLDERS

     As of May 25, 2001 there were approximately 30 holders of record of our Common Stock. Some 810,150 shares of Common Stock are held in brokerage accounts under the record name of "Cede & Co."

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS  OF  OPERATIONS

     The following table presents, as a percentage of sales, certain selected financial data for the two fiscal years ended February 28, 2001 and February 29, 2000:




                                          Year  Ended

                                       2-28         2-29
                                       2001         2000
                                         ------  -------
             Sales . . . . . .   . .  100.0%      100.0%
             Cost of sales . .      .  40.11       42.9
                                     ------      -------
             Gross margin. . . .    .  59.89      57.15
             Selling, general and
               administrative
               expenses. . . .      .  52.90       8.07
                                      ------     -------

            Non-Operating
             Income (expense). . .     (3.78)     (3.88)

            Net income (loss)
               before taxes. . .     .   3.21    (14.87)

     SALES
     -----

     Sales increased to $1,063,653 in the fiscal year ended February 29, 2001 from $875,892 in the fiscal year ended February 28, 2000, an increase of 21.44 percent or $187,761. The increase in sales in attributed to significant increases in both optical and department store sales as well as a moderate increase in International sales. Optical sales increased to $332,077 or 31.2 percent of total sales in the fiscal year ended February 29, 2001 - from $258,361 or 29 percent of total sales in FY 2000, an increase of 28.5 percent or $73,726. Department store sales increased to $113,562 or 10.7 percent of total sales in the fiscal year ended February 29, 2001 - from $56,034.5 or 6.3 percent of total sales in FY 2000, an increase of percent or $57,528. International sales increased to $371,837 or 35.0 percent of total sales in the fiscal year ended February 29, 2001 - from $346,441 or 39.1 percent of total sales in FY 2000, an increase in the percentage of totals sales of 4.1 percent with an increase in actual dollar sales of $25,395.

     We are not exposed to currency risks with regard to our international sales, which account for approximately 39.6 percent of our sales. All our contracts are expressed in U.S. dollars and require payment in U.S. dollars. However, we generally discount our prices by approximately 50 percent for sales made to

Australia and New Zealand, due to the high price our distributor there has to pay for the U.S. dollar and due to high sales taxes in effect there. This results in a lower gross margin on sales made in Australia and New Zealand than on sales in Japan, Canada and the U.S.

     GROSS  MARGIN
     -------------

     Gross margin improved to $637,014 or 59.9 percent of sales, in fiscal year 2001 from $500,557, or 57.1 percent of sales, in fiscal year 2000, an improvement of 2.80 percent. This improvement is attributed to the negotiation of lower product cost with the company's major supplier, Glance, Inc.

     SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSES
     ------------------------------------------------

     Selling, general and administrative expenses decreased to $631,645 in fiscal year 2000, or 72.1 percent of sales, from $652,159 in fiscal year 1999, or 73.9 percent of sales. The decrease reflects a preponderance of significant decreases over significant increases in line item expenses, as follows:

Increases

     Sales commissions increased as a direct result of the increase in overall sales. Automobile expense increased as a result of increased automobile expense reimbursement paid to the companies President, Director of Operations and Director of Marketing. Freight out increased as a direct result of increases in overall sales. Insurance costs increased due to increased property coverage as a result of a new lease the company entered into in March 2000. In addition, increased inventory coverage was required as a result of increased inventory requirements necessary to accommodate increased sales. Office expenses increased as a result of materials required to accommodate additional direct mail pieces. Repairs and maintenance costs increased as a result of improvements and repairs made to the company's new corporate office. A Rent increase occurred as a result of the company's move to a new corporate office in March 2000. Research in development costs increased as the company utilized a new prototyping and design process for two new proposed designs. The design / prototyping costs range from $5,000 to $9,000 per design.

Decreases

     Advertising and promotions expense decreased significantly as the company choose not to do any direct advertising in 2001. Dita relied solely on free editorials in major fashion magazines obtained by its in-house marketing staff. Photography expense also decreased as the company did not have a 2001 ad campaign.

Bad debts decreased as the company had an overly abundant allowance for doubtful accounts to accommodate any bad debts. Professional fees also decreased as the company did not incur the legal expense in the fiscal year ended 2001 required for the anticipated sale of its public shell that it had in the fiscal year ended 2000.

     NET  GAIN  FROM  OPERATIONS
     ---------------------------

     We had a net gain from operations in fiscal year 2001 of $74,313, or 6.99 percent of sales and $.02 a share of our common stock. In fiscal year 2000 we had a net loss from operations of ($95,630), or (10.92) percent of sales and $0.03 a share of common stock. The net gain was mainly a result of two factors: increases in optical, boutique and international sales categories as well as a decrease in advertising costs.

     NET  INCOME  AFTER  TAX
     -----------------------

     We had a net Income after tax in fiscal year 2001 of $33,229 or 3.13 percent of sales and $.01 a share of our common stock. In fiscal year 2000 we had a net (loss) after tax of ($131,088), or (14.97) percent of sales and $0.04 a share of common stock. The net income was mainly a result of two factors: increases in optical, boutique and international sales categories as well as a decrease in advertising costs.

     BALANCE  SHEET  ITEMS
     ---------------------

     Our current assets increased from $241,21 at the end of fiscal year 2000 to $286,814 at the end of fiscal year 2001. An increase in accounts receivable was the main factor that caused the above mentioned increase with an increase from $60,283 at the end of fiscal year 2000 to $97,147 in fiscal year 2001. The increase in accounts receivable was mainly a factor of increased sales. Cash was reduced from $17,234 in fiscal year 2000 to $10,061 in fiscal year 2001. The decrease in is mainly a result of pre-paid expenses paid in 2001 for the 2002 photo shoot. Prepaid expenses were also increased from $1,697 in fiscal year 2000 to $13,622 in fiscal year 2001. Inventory, however, remained fairly constant.

     None  of  the  $165,984  in  inventory represented sales awaiting delivery.

     Accounts payable and accrued expenses increased from $283,783 at the end of fiscal year 2000 to $294,553 at the end of fiscal year 2001.

     LIQUIDITY  AND  OUTLOOK
     -----------------------

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

     We perceive our long-term solution to our continuing losses to be an improvement in our gross margin. The essential services provided by Glance, Inc. come at a cost to us - they increase our cost of goods sold from 10 to 20 percent above industry standard. Yet, it is impossible to dispense with these services without the cash to pay for and warehouse all our inventory. We are working on obtaining lines of credit from lending institutions that cater to small businesses. When we have exhausted these possibilities, we will attempt to obtain capital through the sale of shares of common stock.

     Unfortunately, our inability to demonstrate long term profitable operations makes it difficult to sell capital stock. At this time, we have not identified the sources of additional lines of credit or of equity capital we need to break out of our dilemma. Short term, we need to increase our bank line of credit from $45,000 to approximately $100,000 to help pay for the implementation of new prescription glasses lines.

     Long term, we need an additional line of credit of approximately $150,000 to decrease our dependence on Glance, Inc. and thereby improve our profit margins.

     POSSIBILITY  OF  A  REVERSE  ACQUISITION  AND  REORGANIZATION
     -------------------------------------------------------------

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

ITEM  7.     FINANCIAL  STATEMENTS

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To  the  Stockholders  and  Board  of  Directors
Dita,  Inc.:

We have audited the accompanying balance sheet of Dita, Inc., a Nevada Corporation (the "Company") as of February 28, 2001 and the related statements of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dita, Inc. as of February 28, 2001 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has negative cash flows from operations. This factor as discussed in Note 13 to the financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/  Kabani  &  Company,  Inc

KABANI  &  COMPANY,  INC.

CERTIFIED  PUBLIC  ACCOUNTANTS

Fountain  Valley,  California
April  27,  2001

                                    DITA, INC
                                  BALANCE SHEET
                                FEBRUARY 28, 2001




                              ASSETS                                2001
                             --------                          ----------
  CURRENT ASSETS:
    Cash & cash equivalent. . . . . . . . . . . . . . . . . .  $  10,061
    Accounts receivable, net. . . . . . . . . . . . . . . . .     97,147
    Prepaid expenses. . . . . . . . . . . . . . . . . . . . .     13,622
    Inventory . . . . . . . . . . . . . . . . . . . . . . . .    165,984
                                                               ----------

      Total current assets. . . . . . . . . . . . . . . . . .    286,814

  PROPERTY AND EQUIPMENT, NET . . . . . . . . . . . . . . . .     71,894

  OTHER ASSETS. . . . . . . . . . . . . . . . . . . . . . . .      3,609

                                                               ----------
                                                               $ 362,317
                                                               ==========


                        LIABILITIES AND STOCKHOLDERS' DEFICIT
                        -------------------------------------

  CURRENT LIABILITIES:
    Accounts payable. . . . . . . . . . . . . . . . . . . . .  $ 287,723
    Accrued expense . . . . . . . . . . . . . . . . . . . . .      6,830
    Advance from officers . . . . . . . . . . . . . . . . . .     18,497
    Note payable-Bank . . . . . . . . . . . . . . . . . . . .     40,035
    Current  maturities of obligations under capital lease. .      6,782
                                                               ----------
      Total current liabilities . . . . . . . . . . . . . . .    359,867

  Note Payable - Long term. . . . . . . . . . . . . . . . . .     16,747
  Obligations under capital lease less current maturities . .      6,419

  COMMITMENTS

  STOCKHOLDERS' DEFICIT
    Common stock, $.001 par value;
    Authorized shares 10,000,000,
    3,142,530 shares issued and outstanding . . . . . . . . .     31,425
    Additional paid in capital. . . . . . . . . . . . . . . .    613,314
    Accumulated deficit . . . . . . . . . . . . . . . . . . .   (665,455)
                                                               ----------
      Total stockholders' deficit . . . . . . . . . . . . . .    (20,716)

                                                               ----------
                                                               $ 362,317
                                                               ==========



  The accompanying notes are an integral part of these consolidated financial statements.

                                    DITA, INC
                             STATEMENTS OF OPERATIONS
           FOR THE YEAR ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000



                                                     2001         2000
                                                  -----------  -----------
  NET SALES. . . . . . . . . . . . . . . . . . .  $1,063,653   $  875,892

  COST OF SALES. . . . . . . . . . . . . . . . .     426,639      375,335
                                                  -----------  -----------

  GROSS PROFIT . . . . . . . . . . . . . . . . .     637,014      500,557

  TOTAL OPERATING EXPENSES . . . . . . . . . . .     562,701      596,187
                                                  -----------  -----------
  INCOME/(LOSS) FROM OPERATIONS. . . . . . . . .      74,313      (95,630)

  Non-Operating Income (expense):
    Interest expense . . . . . . . . . . . . . .     (40,218)     (34,658)
    Interest income. . . . . . . . . . . . . . .          34          702
                                                  -----------  -----------
  INCOME/(LOSS) BEFORE INCOME TAXES. . . . . . .      34,129     (130,288)

  Provision for income tax . . . . . . . . . . .         800       800.00
                                                  -----------  -----------
  NET INCOME/(LOSS). . . . . . . . . . . . . . .  $   33,329   $ (131,088)
                                                  ===========  ===========

  BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF
                                                  -----------  -----------
      COMMON STOCK OUTSTANDING*. . . . . . . . .   3,142,530    3,142,530
                                                  ===========  ===========
                                                  -----------  -----------
  BASIC AND DILUTED NET INCOME/(LOSS) PER SHARE.  $     0.01   $    (0.04)
                                                  ===========  ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                                   DITA, INC.
                        STATEMENT OF STOCKHOLDERS' DEFICIT
           FOR THE YEARS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000



                                                       COMMON STOCK                                   TOTAL
                                                   ------------------------------------
                                                   NUMBER OF             ADDITIONAL    ACCUMULATED STOCKHOLDERS'
                                                    SHARES    AMOUNT   PAID IN CAPITAL   DEFICIT     DEFICIT
                                                   ---------  -------------------------  ----------  ----------

  BALANCE AT MARCH 1, 1999. . . . . . . . . . . .  3,142,530  $31,425  $    613,314     $(567,696)  $   77,043

  Net Loss for year ended February 29, 2000 . . .        -        -             -        (131,088)    (131,088)
                                                   ---------  -------  ----------------  ----------  ----------

  BALANCE AT FEBRUARY 29, 2000. . . . . . . . . .  3,142,530  $31,425  $    613,314     $(698,784)  $  (54,045)

  Net Income for the year ended February 28, 2001        -        -             -          33,329       33,329
                                                   ---------  -------  ----------------  ----------  ----------

  BALANCE AT FEBRUARY 28, 2001. . . . . . . . . .  3,142,530  $31,425  $        613,314  $(665,455) $  (20,716)
                                                   =========  =======  ================  ==========  ==========



  The accompanying notes are an integral part of these consolidated financial statements.

                                    DITA, INC
                             STATEMENT OF CASH FLOWS
          FOR THE YEARS  ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000




                                                                         2001        2000
                                                                     ---------  ----------
  CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income (loss) . . . . . . . . . . . . . . . . . . . . . . .  $ 33,329   $(131,088)
    Adjustments to reconcile net income (loss) to net cash used in operating activities:
      Depreciation and amortization . . . . . . . . . . . . . . . .    17,402      22,158
      Provision for doubtful accounts . . . . . . . . . . . . . . .   (15,847)      8,458
      (Increase) / decrease in current assets:
        Accounts receivable . . . . . . . . . . . . . . . . . . . .   (21,017)      2,508
        Inventory . . . . . . . . . . . . . . . . . . . . . . . . .    (3,986)    (90,411)
        Prepaid Expense . . . . . . . . . . . . . . . . . . . . . .   (11,925)     18,405
      Increase / (decrease) in current liabilities:
        Accounts payable and accrued expense. . . . . . . . . . . .    (2,962)     74,207
                                                                     ---------  ----------
      Total Adjustments . . . . . . . . . . . . . . . . . . . . . .   (38,335)     35,325
                                                                     ---------  ----------
      Net cash used in operating activities . . . . . . . . . . . .    (5,006)    (95,763)
                                                                     ---------  ----------

  CASH FLOWS FROM INVESTING ACTIVITIES
      Acquisition of property & equipment . . . . . . . . . . . . .   (20,963)     (2,759)
      Increase in other assets. . . . . . . . . . . . . . . . . . .      (213)       (963)
                                                                     ---------  ----------
      Net cash used in investing activities . . . . . . . . . . . .   (21,176)     (3,722)
                                                                     ---------  ----------

  CASH FLOWS FROM FINANCING ACTIVITIES:
      (Payment)/Advance from officers . . . . . . . . . . . . . . .    (4,977)    (13,057)
      (Payment)/Proceeds from note payable, bank. . . . . . . . . .    28,654       6,113
      Proceeds from note payable. . . . . . . . . . . . . . . . . .       -        16,747
      Payment on obligation under capital lease . . . . . . . . . .    (4,668)    (14,600)
                                                                     ---------  ----------
      Net cash provided by (used in) financing activities . . . . .    19,009      (4,797)
                                                                     ---------  ----------

  NET DECREASE IN CASH & CASH EQUIVALENT. . . . . . . . . . . . . .    (7,173)   (104,282)

  CASH & CASH EQUIVALENT, BEGINNING BALANCE . . . . . . . . . . . .    17,234     121,516
                                                                     ---------  ----------

  CASH & CASH EQUIVALENT, ENDING BALANCE. . . . . . . . . . . . . .  $ 10,061   $  17,234
                                                                     =========  ==========


  The accompanying notes are an integral part of these consolidated financial statements.

                                   DITA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                    FEBRUARY 28, 2001 AND FEBRUARY 29, 2000

1.     ORGANIZATIONS  AND  DESCRIPTION  OF  BUSINESS

Dita, Inc. (the "Company") was incorporated on October 3, 1995 in the State of Nevada. The Company is a wholesaler of unique, alternative and fashionable women's sunglasses and sells to retailers throughout the United States, Japan and Europe.

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

CASH  AND  CASH  EQUIVALENTS

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents.

INVENTORIES

Inventories, comprising mostly of finished goods, are stated at the lower of cost (first-in, first-out method) or market.

PROPERTY  &  EQUIPMENT

Property and equipment is carried at cost. Depreciation of property and equipment is provided using the declining balance method over the estimated useful lives (generally two to seven years) of the assets. Expenditures for maintenance and repairs are charged to expense as incurred.

LONG-LIVED  ASSETS

The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of long-lived Assets and for long-lived Assets to be disposed of." In accordance with SFAS No. 121, long-lived assets to be held are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. As of February 28, 2001, no impairment has been indicated.

INCOME  TAXES

Deferred income tax assets and liabilities are computed annually for differences between the financial statements and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income (loss). Valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

                                   DITA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                    FEBRUARY 28, 2001 AND FEBRUARY 29, 2000

REVENUE  RECOGNITION

Revenue is recognized when merchandise is shipped to a customer. Generally, the Company extends credit to its customers and does not require collateral. The Company performs ongoing credit evaluations of its customers and historic credit losses have been within management's expectations.

BASIC  AND  DILUTED  NET  LOSS  PER  SHARE

Net loss per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), "Earnings per share". SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

STOCK-BASED  COMPENSATION

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for stock issued to employees" (APB 25) and related interpretations with proforma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The company uses the intrinsic value method prescribed by APB25 and has opted for the disclosure provisions of SFAs No.123. The implementation of this standard did not have any impact on the Company's financial statements.

FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

Statement of financial accounting standard No. 107, Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

                                   DITA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                    FEBRUARY 28, 2001 AND FEBRUARY 29, 2000

COSTS  OF  START-UP  ACTIVITIES

In April 1998, the ASEC of AICPA issued SOP No. 98-5, "Reporting on the costs of start-up activities", effective for fiscal years beginning after December 15, 1998. SOP 98-5 requires the costs of start-up activities and organization costs to be expensed as incurred. The implementation of this standard did not have a material impact on the Company's financial statements.

RESEARCH  AND  DEVELOPMENT

Expenditures for software development costs and research are expensed as incurred. Such costs are required to be expensed until the point that technological feasibility is established. The period between achieving technological feasibility and the general availability of such software has been short. Consequently, costs otherwise capitalizable after technological feasibility is achieved are generally expensed because they are insignificant.


ALLOWANCE  FOR  DOUBTFUL  ACCOUNTS

In determining the allowance to be maintained, management evaluates many factors including industry and historical loss experience. The allowance for doubtful accounts is maintained at an amount management deems adequate to cover estimated losses. Allowance for bad debts as of February 28, 2001 and February 29, 2000, was $11,516 and $27,363, respectively.

ADVERTISING

The Company expenses advertising costs as incurred. Advertising expense for the years ended February 28, 2001 and February 29, 2000 amounted to $5,191 and $92,809, respectively.

SEGMENT  REPORTING

During the years ended February 28, 2001 and February 29, 2000, the Company only operated in one segment therefore segment disclosure has not been presented.

RECENT  PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS
No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for fiscal quarters of fiscal years beginning after June 15, 2000. This statement is not applicable to the Company.

                                   DITA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                    FEBRUARY 28, 2001 AND FEBRUARY 29, 2000

In June 1999, the Financial Accounting Standards Board ("FASB") issued FINANCIAL ACCOUNTING STANDARDS (SFAS) NO. 136, "TRANSFER OF ASSETS TO A NOT-FOR-PROFIT ORGANIZATION OR CHARITABLE TRUST THAT RAISES OR HOLDS CONTRIBUTIONS FOR OTHERS." This statement is not applicable to the Company.

In June 1999, the FASB issued FINANCIAL ACCOUNTING STANDARDS (SFAS) NO. 137, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES." The Company does not expect adoption of SFAS No. 137 to have a material impact, if any, on its financial position or results of operations.

In June 2000, the FASB issued FINANCIAL ACCOUNTING STANDARDS (SFAS) NO. 138, "ACCOUNTING FOR CERTAIN INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES." This statement is not applicable to the Company.

In June 2000, the FASB issued FINANCIAL ACCOUNTING STANDARDS (SFAS) NO. 139, "RESCISSION OF FASB STATEMENT NO. 53 AND AMENDMENTS TO STATEMENTS NO. 63, 89, AND 121." This statement is not applicable to the Company.

In September 2000, the FASB issued FINANCIAL ACCOUNTING STANDARDS SFAS NO. 140, "ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES, AND A REPLACEMENT OF FASB STATEMENT NO. 125." This statement is not applicable to the Company.

In December 1999, the Securities and Exchange Commission (the "SEC") issued STAFF ACCOUNTING BULLETIN ("SAB") NO. 101, "REVENUE RECOGNITION IN FINANCIAL STATEMENTS." SAB No. 101 summarizes the SEC's views on the application of GAAP to revenue recognition. In June 2000, the SEC released SAB No. 101B that delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal year beginning after December 15, 1999. The Company has reviewed SAB No. 101 and believes that it is in compliance with the SEC's interpretation of Revenue recognition.

In March 2000, the FASB issued INTERPRETATION NO. 44, "ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION." This Interpretation clarifies (a) the definition of employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a no compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The adoption of this Interpretation has not had a material impact on the Company's financial position or operating results.

                                   DITA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                    FEBRUARY 28, 2001 AND FEBRUARY 29, 2000

CERTAIN  SIGNIFICANT  RISKS  AND  UNCERTAINTIES

GENERAL BUSINESS - The Company's success is dependent, in part, to its introduction of products which are perceived to represent an improvement in performance over products available in the market. The Company's future success will depend, in part, upon its continued ability to develop and introduce such innovative products, and there can be no assurance of the Company's ability to do so. The consumer products industry, including the sunglass, apparel, footwear, and watch categories, is fragmented and highly competitive. In order to retain its market share, the Company must continue to be competitive in the areas of quality, technology, method of distribution, style, brand image, intellectual property protection and customer service. These industries are subject to changing consumer preferences; shifts in consumer preferences may adversely affect companies that misjudge such preferences. If management is unable to anticipate or manage growth effectively, the Company's operating results could be materially adversely affected.

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

VULNERABILITY DUE TO SUPPLIER CONCENTRATIONS - The Company uses a single source for the supply of several components. Total purchases from the source amounted to $166,430 in the year ended February 28, 2001. In the event of the loss of the source, the Company has identified an alternate source which may be available. The effect of the loss of any of these sources or a disruption in their business will depend primarily upon the length of time necessary to find a suitable alternative source and could have a material adverse effect on the Company's results of operations.

VULNERABILITY DUE TO CUSTOMER CONCENTRATIONS - Net sales to a major customer in the year ended February 28, 2001 and to two customers for the years ended and February 29, 2000 amounted to approximately $254,000 and $256,000, respectively.


3.     PROPERTIES  AND  EQUIPMENT

Property and Equipment are stated at cost or fair values at the date of acquisition and, in the case of equipment under capital lease, the present value of minimum lease payments. Property and equipment at February 28, 2001 and February 29, 2001 consists of the following:
                                      F-10

                                   DITA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                    FEBRUARY 28, 2001 AND FEBRUARY 29, 2000


                                                                   2001      2000
                                                                 --------  --------
                 Computer & software. . . . . . . . . . . . . .  $ 37,044  $ 34,939
                 Display cases. . . . . . . . . . . . . . . . .    73,054    73,854
                 Furniture and fixtures . . . . . . . . . . . .    25,617     9,670
                 Leasehold improvements . . . . . . . . . . . .     5,711     2,000
                                                                 --------  --------
                                                                  141,426   120,463
                 Less: accumulated depreciation & amortization.    69,532    52,130
                                                                 --------  --------

                 Property & Equipment (net) . . . . . . . . . .  $ 71,894  $ 68,333
                                                                 ========  ========


4.    ADVANCES  FROM  STOCKHOLDERS:

This amount represents the unpaid balance of non-interest bearing short-term advances received from officer-stockholders. Such advances are unsecured and payable on demand.


5.     NOTE  PAYABLE,  BANK:

The Company has a line of credit with its bank in the amount of $45,000 and is unsecured. As of February 28, 2001, the line of credit had a remaining balance of $40,035. Interest paid on all corporate borrowings, exclusive of related party interest and other bank interest amounted to $5,083 and $3,912 for the years ended February 28, 2001 and February 29, 2000, respectively.


6.     OBLIGATION  UNDER  CAPITAL  LEASE:

The Company leases computer equipment, lens cutters, trade show booths and mezzanines under the terms of a capital lease, which is secured by the related equipment costing $57,387. The following is a schedule by years of future minimum lease payments required under the capital leases, together with the present value of the net minimum lease payments:


                                           February 28,    February 29,
                                             2001            2000
                                           -------------   ------------
                 Year ending:
                 February 28, 2001. . . .  $ 6,872         $16,241
                 February 28, 2002. . . .    6,419           1,628
                                           -------------   -------
                 Present value of minimum
                 lease payments . . . . .   13,291          17,869
                 Less current maturities.    6,872          16,241
                                           -------------   -------
                                           $ 6,419         $ 1,628
                                           =============   =======


                                   DITA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                    FEBRUARY 28, 2001 AND FEBRUARY 29, 2000

Interest expense for the years ended February 28, 2001 and February 29, 2000 amounted to $4,603 and $4,559, respectively.


7.     NOTE  PAYABLE:

Note payable is non-interest bearing and is due upon the sale of the corporation.


8.     INCOME  TAXES

No provision was made for Federal income tax since the Company has significant net operating loss carryforwards. For federal income tax return purposes, the Company has available net operating loss carryforwards of approximately
$628,000, at February 28, 2001, which expires through 2014. For State of California income tax purpose, the Company has net operating loss carryforwards of approximately $625,000, at February 28, 2001 and expires through 2004. The availability of the Company's net operating loss carryforwards is subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock.

Temporary differences which give rise to deferred tax assets and liabilities at February 28, 2001 and February 29, 2000 are as follows:



                                         February 28,      February 29,
                                           2001              2000
                                         ------------      ------------
       Net operating loss carryforwards  $   251,300       $   272,000
       Allowance for bad debts. . . . .        4,600            11,000
       Valuation allowance. . . . . . .     (255,900)         (283,000)
                                         ------------      ------------
       Net deferred taxes . . . . . . .  $      -          $      -
                                         ============      ============

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Consolidated Statements of Operations:



                                                      February 28,   February 29,
                                                          2001           2000
                                                      ------------   ------------
Tax expense (credit) at statutory rate-federal .            34%           (34)%
State tax expense net of federal tax . . . . . .             6             (6)
Permanent differences. . . . . . . . . . . . . .             1              1
Utilization of net operating loss carry forwards           (41)            39
                                                          --------       --------
Tax expense at actual rate . . . . . . . . . . .             -              -
                                                          ========       ========


                                   DITA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                    FEBRUARY 28, 2001 AND FEBRUARY 29, 2000

9.     RELATED  PARTY  TRANSACTIONS:

The Company's principal supplier of sunglasses is also a shareholder and a member of the Board of Directors. Total product purchased from this supplier for the year ended February 28, 2001 and February 29, 2000 was $166,430 and $339,997, respectively. Accounts payable and accrued expenses at February 28, 2001 and February 29, 2000 include $214,375 and $229,807 payable to this supplier, respectively. The Company also pays interest on outstanding accounts payable balances at a rate of 1.25% per month to this related party.

10.    NET  SALES

The Company's net sales to U.S. and international customers (Japan, Australia, and Canada) for the years ended February 28, 2001 and February 29, 2000, are summarized as follows:


                                      2001            2000
                                  ---------         --------
       United States              $  689,069        $552,191
       International                 374,584         323,701
                                  ----------        --------
                                  $1,063,653        $875,892
                                  ==========        ========

11.    COMMITMENTS

The Company occupies office space under lease agreements expiring on December 31, 2001. The lease requires the Company to pay for utilities, insurance, taxes and maintenance, and contains renewal options. Total rent expense charged to operations was $37,290 and $28,375 in the year ended February 28, 2001 and February 29, 2000, respectively.

Future minimum payments relating to operating leases for 2002 amounted to $30,600.

A  deposit  consisting  of  $3,060  was  paid  upon  signing  of  the  lease.


12.    SUPPLEMENTAL  DISCLOSURE  OF  CASH  FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid $800 for tax during each of the year ended February 28, 2001 & February 29, 2000. The Company paid $40,218 and $34,658 for interest during the years ended February 28, 2001 & February 29, 2000, respectively.

                                   DITA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                    FEBRUARY 28, 2001 AND FEBRUARY 29, 2000


13.    GOING  CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has negative cash flows from operations, working capital and stockholders' deficiency. This factor raises substantial doubt about the Company's ability to continue as a going concern.

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


14.    SUBSEQUENT  EVENT:

The Company is in the process of negotiating to sell its corporation to a third party. On April 24, 2001, the Company signed a letter of intent to reorganize through a reverse merger with Global Sports Entertainment, Inc. and Turfclub.com, Inc. Upon completion of the proposed sale, the current shareholders of Global Sports and Turfclub will own approximately 87% of the Company's outstanding common shares. Upon completion of the proposed sale, the Company will reorganize and continue to operate under a different entity. Dita's current management will own the sunglass business and $300,000 will be contributed by Global Sports and Turfclub. The letter of intent expired on May 8, 2001. However, the management of the Company intends to pursue the transaction. The transaction is subject to approval by shareholders of both companies and Securities and Exchange Commission.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On February 15, 2001, Dita, Inc. (the "Company") dismissed its principal independent accountants, Stonefield Josephson, Inc.

     The reports of Stonefield Josephson on the financial statements of the Company filed with the Securities and Exchange Commission contained no adverse opinions or disclaimers of opinion, and were not modified as to uncertainty, audit scope, or accounting principles during the past two years or the interim period to February 15, 2001, the date of dismissal.

     The decision to change accountants was recommended and approved by the Board of Directors of the Company.

     During the past two years or interim periods prior to February 15, 2001, there were no disagreements between the Company and Stonefield Josephson, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Stonefield Josephson's satisfaction, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

     On February 15, 2001, the Company engaged the firm of Kabani & Company, of Fountain Valley, California, as independent accountants for the Company. Prior to February 15, 2001, neither the Company, nor anyone on its behalf, had consulted with Kabani & Company concerning the application of accounting principles to any specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company's financial statements.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The company's directors, officers and significant employees occupying executive officer positions, their ages as of May 15, 2001, the directors' terms of office and the period each director has served are set forth in the following table:






                                                                           Director's
                                                             Director         Term
      Person . . . . . . . . . .  Positions and Offices       Since        Expires
--------------------------------  --------------------------  -----
Bendar Wu, 55. . . . . . . . . .  Chairman of the Board        1996           2001
                                  of Directors

Troy Schmidt, 35 . . . . . . . .  President and Director       1996           2001



Jeff Solorio, 31 . . . . . . . .  Secretary, Director of       1996           2001
                                  Operations, and Director

John Juniper, 31 . . . . . . . .  Director of Marketing, and   1996           2001
                                  Director

     BENDAR  WU.  Mr. Wu has been in the optical industry for over 23 years as a
     ----------
distributor or manufacturer. Mr. Wu is the founder, owner and is the president of Glance Eyewear, a worldwide distributor of eyewear with annual sales exceeding $20 million. The company has been in business for over fifteen years. Glance has manufactured eyewear for companies such as J. Crew, Limited and Nordstrom. Mr. Wu received a law decree in Taiwan at Soo Chow University and an MBA from Wager College in New York.

     TROY  SCHMIDT.  For  five  years  prior to starting Dita, Inc., Mr. Schmidt
     -------------
managed a better than $53 million real estate portfolio owned by Ox Pierside Corporation, Haseko Marina Development Inc., Shin-Ei Corporation and Echo Usa. Mr. Schmidt has extensive experience in financial management including budgeting, accounting and cash flow management, implementation of expense minimization procedures, collection and collection-related litigation, inventory control, financial reporting and supervision of investment and operation accounts. Mr. Schmidt received a degree in business management with an emphasis in finance from Point Loma Nazarene College in 1990. Over the last three and a half years Mr. Schmidt has acted as a director and president of Dita, Inc. Mr. Schmidt's responsibilities include financial management, supervision of the Dita staff, corporation direction, product, pricing, securing new investment and alternative sources of cash flow to fund growth, overseeing all company operations, product development and design, and management of both domestic and international sales.

     JEFF SOLORIO.  Prior to starting Dita Mr. Solorio founded a marketing firm,
     ------------
Hollywood died Independence. Mr. Solorio acted as president of Hollywood died Independence for three years and produced creative marketing materials for companies such as Rusty, Capital Distribution (Spare, Ezekiel, Blond) and Herbie Fletcher. Mr. Solorio also provided film production and other marketing materials for action sports related companies such as Rusty, Morrow Snowboards, Purged Snowboards, Lib-Tech, Herbie Fletcher, Capital Distribution, Black Flys and Arnet. Mr. Solorio's marketing and promotional work has won several industry awards. Over the last three and a half years Mr. Solorio has acted as a director and vice president of operations of Dita, Inc. Mr. Solorio's duties at Dita include inventory management, product development and design, processing of accounts payable, management of warehouse staff, processing of payroll and pricing.

     JOHN  JUNIPER.  Prior  to  joining  Dita, Mr. Juniper was employed by Crown
     -------------
Distribution and was responsible for creating and implementing marketing programs and sales materials for Crown Distribution's family of companies, which included Purged Snowboards, BPS Binding Company, Mantle Snowboards, 1159 Snowboards, Dynamics Sled Manufacturing and Holly Grail Productions. Mr. Juniper's responsibilities included all advertising concepts, design and layout of advertisements, selection of models, photographers, cinematographers, graphic artists, photography and coordination of media publication advertisements. He produced over 150 full-page color advertisements and editorials in both national and international publications in a twelve-month period. In addition, Mr. Juniper is a freelance photographer and has worked with action sports companies including Morrow Snowboards, Black Flys, Evol Casuals, Blond, Spare, Ezekiel, Original Sin and Rusty Clothes. Over the last three and a half years Mr. Juniper has acted as a director and vice president of marketing for Dita, Inc. Mr. Juniper's duties at Dita as marketing director include development of annual advertising campaigns, selection of photographers, models, stylists, hair and makeup artists, development of company catalogs, print and outdoor ads, selection of graphic artists and development of all mailers, trade show invitations, public relations and product development and design.

     SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE
     ------------------------------------------------------------

     There was no person who, at any time during the 2001 fiscal year, was a director, officer or beneficial owner of more than ten percent of our common stock, and who failed to file on a timely basis reports required by Section 16(a) of the 1934 Exchange Act during fiscal year 2001, as disclosed on Forms 3 and 4 and amendments thereto furnished to our company under the SEC's Rule 16a-3(c) during fiscal year 2001 and Forms 5 and amendments thereto furnished to our company with respect to fiscal year 2001 and any written representations furnished to our company.

ITEM  10.     EXECUTIVE  COMPENSATION

     Set forth below is the aggregate compensation during fiscal years 1999, 2000 and 2001 of the chief executive officer of the Company. During the period, no executive officer of the Company received compensation that exceeded $100,000.






                 Fiscal   Annual         Other
       Name      Year     Salary     Compensation
      ------   -------    ------      ------------

Troy Schmidt,    2001      $45,000       None
President
                 2000      $45,000       None

                 1999      $45,000       None

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

ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

     The table below sets forth, as of May 25, 2001, the number of shares of common stock of the company beneficially owned by each officer and director of the company, individually and as a group, and by each person known to the company to be the beneficial owner of more than five percent of the common stock.


                                       Number of
                                       Shares of
 Name and Address                      Common Stock    Percent
----------------                     ------------   -----------

  Bendar Wu. . . . . . . . .           650,000         20.68
  384 East Shore Road
  Great Neck, NJ 11024

  Troy Schmidt . . . . . . .           320,000         10.18
  942 Alandale Avenue
  Los Angeles, CA 90036

  Jeff Solorio . . . . . . .           576,000         18.33
  336 North Sycamore Avenue
  Los Angeles, CA 90036

  John Juniper . . . . . . .           576,000         18.33
  336 North Sycamore Avenue
  Los Angeles, CA 90036

  Officers and Directors . .         2.122,000         67.52
  as a group (4 persons)

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

     When we need the product, we place orders for it with Glance. Glance ships the product to us and bills us net, 30 days for each invoice. In exchange for Glance's funding and warehousing these inventories, Glance charges us a premium. This premium increases our cost of goods sold from 20 to 30 percent above industry standard. Our purchases from Glance in fiscal year ended 2000 were $337,122 and in fiscal year 2001 were $166,430. Our accounts payable and accrued expenses owed to Glance at fiscal year-end 2000 were $229,806 and at fiscal year-end 2001 were $214,375. The interest rate we pay on outstanding payable balances to Glance is fifteen percent a year.

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

     In 1998 we obtained $200,000 in equity capital from Micky Dhillon, an owner of a commodities market brokerage firm and a friend of two of our officers and directors, Jeff Solorio and John Juniper. Mr. Dhillon purchased 400,000 shares of our common stock at a price of $0.50 a share, which price was above the prevailing market price. Mr. Dhillon agreed to pay this premium under the assumption that his purchase of 400,000 shares in the open market would cause the stock to jump to a price far higher than $0.50 a share.

ITEM  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(A)     EXHIBITS

     The  following  exhibits  are  filed  as  part  of  this  Form  10-KSB:






     Exhibit No.                               Description
     -----------                              ------------

          3            -      Articles of Incorporation of Dita, Inc.*

          3.1          -      Bylaws of Dita, Inc.*

          10           -      Dita, Inc. Distributor Agreement of
                              September 1, 1999, between Dita, Inc.
                              and Levante, a representative
                              distributorship agreement of the
                              Regostramt**

     * Previously filed with Form 10-SB; Commission File No. 0-27057, incorporated herein by reference.

     **     Previously filed with Amendment No. 1 to Form 10-SB; Commission File
No.  0-27057,  incorporated  herein  by  reference.

(B)  REPORTS  ON  FORM  8-K

     Form 8-K - Item 4. Changes in Registrant's Certifying Accountant (SEC File #0-27057) filed February 23, 2001.

     Amendment No. 1 to Form 8-K - Item 4. Changes in Registrant's Certifying Accountant (SEC File #0-27057) filed March 8, 2001.

     Amendment No. 2 to Form 8-K - Item 4. Changes in Registrant's Certifying Accountant (SEC File #0-27057) filed March 14, 2001.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this to be signed on its behalf by the undersigned, thereunto duly authorized.

                              DITA,  INC.



Date:  May  29,  2001               By  /s/  Troy  Schmidt
                                      --------------------
                                Troy  Schmidt,  President

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  May  29,  2001               /s/  Troy  Schmidt
                                    ------------------
                              Troy  Schmidt,  Chief  Financial
                              Officer  and  Director



Date:  May  29,  2001               /s/  Bendar  Wu
                                    ---------------
                              Bendar  Wu,  Director



Date:  May  29,  2001               /s/  Jeff  Solorio
                                    ------------------
                              Jeff  Solorio,  Secretary  and  Director



Date:  May  29,  2001               /s/  John  Juniper
                                    ------------------
                              John  Juniper,  Director