Form 10KSB/A
period 2001-02-28
DITA INC
filed 2001-05-31
CIK 1010698

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                         AMENDMENT NO. 1 TO FORM 10-KSB

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




                                  High      Low
                                -------  -------
    1998
   -------
                     1st Qtr.   0.1875    0.1875
                     2nd Qtr.   0.21875   0.1875
                     3rd Qtr.   0.21875   0.15625
                     4th Qtr.   0.1563    0.1563


    1999
   -------
                     1st Qtr.   1.7500   0.0900
                     2nd Qtr.   1.0000   0.5000
                     3rd Qtr.   1.4375   1.0000
                     4th Qtr.   1.7500   1.2500

    2000
   -------
                     1st Qtr.   1.625    1.25


                     2nd Qtr.   1.375    1.00
                     3rd Qtr.   1.125    1.00
                     4th Qtr.   1.5      0.375

    2001
   -------
                     1st Qtr.   1.28125  1.1875


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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS  OF  OPERATIONS

     The following table presents, as a percentage of sales, certain selected financial data for the two fiscal years ended February 28, 2001 and February 29, 2000:




                                          Year  Ended

                                       2-28         2-29
                                       2001         2000
                                         ------  -------
             Sales                    100.0%      100.0%
             Cost of sales             40.11       42.9
                                     ------      -------
             Gross margin.             59.89       57.15
             Selling, general and
               administrative
               expenses                52.90        8.07
                                      ------        ----

            Non-Operating
             Income (expense)          (3.78)      (3.88)

            Net income (loss)
               before taxes             3.21      (14.87)

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

     SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSES
     ------------------------------------------------

     Selling, general and administrative expenses decreased to $562,701 in fiscal year 2000, or 52.9 percent of sales, from $596,187 in fiscal year 1999, or 68.06 percent of sales. The decrease reflects a preponderance of significant decreases over significant increases in line item expenses, as follows:


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

     BALANCE  SHEET  ITEMS
     ---------------------

     Our current assets increased from $241,212 at the end of fiscal year 2000 to $286,814 at the end of fiscal year 2001. An increase in accounts receivable was the main factor that caused the above mentioned increase with an increase from $60,283 at the end of fiscal year 2000 to $97,147 in fiscal year 2001. The increase in accounts receivable was mainly a factor of increased sales. Cash was reduced from $17,234 in fiscal year 2000 to $10,061 in fiscal year 2001. The decrease is mainly a result of pre-paid expenses paid in 2001 for the 2002 photo shoot. Prepaid expenses were also increased from $1,697 in fiscal year 2000 to $13,622 in fiscal year 2001. Inventory, however, remained fairly constant.



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

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The company's directors, officers and significant employees occupying executive officer positions, their ages as of May 15, 2001, the directors' terms of office and the period each director has served are set forth in the following table:






                                                                           Director's
                                                             Director         Term
      Person                   .  Positions and Offices       Since        Expires
--------------------------------  --------------------------  -----
Bendar Wu, 55                     Chairman of the Board        1996           2001
                                  of Directors

Troy Schmidt, 35                  President and Director       1996           2001



Jeff Solorio, 31                  Secretary, Director of       1996           2001
                                  Operations, and Director

John Juniper, 31                  Director of Marketing, and   1996           2001
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






                 Fiscal   Annual         Other
       Name      Year     Salary     Compensation
      ------   ---------  ------    --------------

Troy Schmidt,    2001      $45,000       None
President
                 2000      $45,000       None

                 1999      $45,000       None

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


                                       Number of
                                       Shares of
 Name and Address                      Common Stock    Percent
----------------                     ------------   -----------

  Bendar Wu                            650,000         20.68
  384 East Shore Road
  Great Neck, NJ 11024

  Troy Schmidt                         320,000         10.18
  942 Alandale Avenue
  Los Angeles, CA 90036

  Jeff Solorio                         576,000         18.33
  336 North Sycamore Avenue
  Los Angeles, CA 90036

  John Juniper                         576,000         18.33
  336 North Sycamore Avenue
  Los Angeles, CA 90036

  Officers and Directors             2.122,000         67.52
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

     When we need the product, we place orders for it with Glance. Glance ships the product to us and bills us net, 30 days for each invoice. In exchange for Glance's funding and warehousing these inventories, Glance charges us a premium. This premium increases our cost of goods sold from 20 to 30 percent above industry standard. Our purchases from Glance in fiscal year ended 2000 were $339,997 and in fiscal year 2001 were $166,430. Our accounts payable and accrued expenses owed to Glance at fiscal year-end 2000 were $229,806 and at fiscal year-end 2001 were $214,375. The interest rate we pay on outstanding payable balances to Glance is fifteen percent a year.



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

                                   DITA, INC.


Date:  May  30,  2001              By  /s/  Troy  Schmidt
                                     --------------------
                                     Troy  Schmidt,  President

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  May  30,  2001              /s/  Troy  Schmidt
                                   ------------------
                                   Troy  Schmidt,  Chief  Financial
                                   Officer  and  Director



Date:  May  30,  2001              /s/  Bendar  Wu
                                   ---------------
                                   Bendar  Wu,  Director



Date:  May  30,  2001              /s/  Jeff  Solorio
                                   ------------------
                                   Jeff  Solorio,  Secretary  and  Director



Date:  May  30,  2001              /s/  John  Juniper
                                   ------------------
                                   John  Juniper,  Director