Form 10QSB
period 2001-05-31
DITA INC
filed 2001-07-13
CIK 1010698

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended May 31, 2001

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to ________




                                   Dita, Inc.
             (Exact name of registrant as specified in its charter)

    Nevada                                                       33-0696051
  (state of                           0-27057                  (IRS  Employer
incorporation)              (Commission  File  Number)          I.D.  Number)

                             2214 Beverly Boulevard
                              Los Angeles, CA 90057
                                  213-368-3968
            (Address and telephone number of registrant's principal
               executive offices and principal place of business)






     As of May 31, 2001, there were 3,142,530 shares of the Registrant's Common Stock, par value $0.01 per share, outstanding.

     Transitional  Small Business Disclosure Format (check one):  Yes      No X
                                                                     ---     ---

     PART  I  -  FINANCIAL  INFORMATION

Item  1.     Financial  Statements

                                    DITA, INC
                                  BALANCE SHEET
                                  May 31, 2001
                                  (Unaudited)


                                     ASSETS
                                     ------

CURRENT  ASSETS:
    Cash & cash equivalent                                       $     14,624
    Accounts receivable, net                                          186,222
    Prepaid expenses                                                    9,541
    Inventory                                                         221,018
                                                                 ------------

        Total current assets                                          431,405

PROPERTY AND EQUIPMENT, net                                            68,778

OTHER ASSETS                                                            3,609
                                                                -------------

                                                                $     503,792
                                                                =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                     --------------------------------------

CURRENT  LIABILITIES:
    Accounts payable                                            $     370,488
    Accrued expense                                                    14,131
    Advance from officers                                              18,466
    Note payable-Bank                                                  49,232
    Note Payable                                                       16,747
    Current  maturities of obligations under capital lease              6,007
                                                                -------------

        Total current liabilities                                     475,071


Obligations under capital lease less current maturities                 4,934

STOCKHOLDERS'  EQUITY
    Common  stock,  $.001  par  value;
      Authorized  shares  10,000,000,
      3,142,530 shares issued and outstanding                          31,425
    Additional paid in capital                                        613,314
    Accumulated deficit                                              (620,952)
                                                                -------------
        Total stockholders' equity                                     23,787

                                                                $     503,792
                                                                =============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                    DITA, INC
                            STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED MAY 31, 2001 AND 2000
                                  (Unaudited)

                                                      2001             2000
                                                      ----             ----
Net Sales                                       $     395,970    $     371,546

Cost of Sales                                         160,981          142,833
                                                -------------     ------------

Gross Profit                                          234,989          228,713

Total operating expenses                              178,034          163,229
                                                -------------    -------------

Income from Operations                                56,955            65,484

Non-Operating  Income  (expense):
    Interest expense                                 (11,652)           (6,865)
    Interest income                                        -                11
                                                ------------     -------------
Income before income taxes                            45,303            58,630

Provision for income taxes                               800               800
                                                ------------     -------------

Net Income                                      $     44,503      $     57,830
                                                ============      ============

Basic weighted and diluted average number of
common stock outstanding*                          3,142,530         3,142,530
                                                ============      ============

Basic net Income per share                      $       0.01      $       0.02
                                                ============      ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                    DITA, INC
                            STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED MAY 31, 2001 AND 2000
                                  (Unaudited)


                                                      2001             2000
                                                      ----             ----

CASH  FLOWS  FROM  OPERATING  ACTIVITIES:

    Net Income                                  $     44,503     $     57,830
    Adjustments to reconcile net income
    to net cash used in operating  activities:
        Depreciation and amortization                  3,116            6,000
        Provision for doubtful accounts                    -           13,297
        (Increase)/decrease in current assets:
            Accounts receivable                      (89,075)        (122,420)
            Inventory                                (55,034)          13,160
            Deposit                                        -             (275)
            Prepaid Expense                            4,081            1,698
        Increase/(decrease) in current
          liabilities:
            Accounts payable and accrued
              expenses                                90,066           20,856
                                                ------------     ------------
        Total adjustments                            (46,846)         (67,684)
                                                ------------     ------------
         Net cash used in operating activities        (2,343)          (9,854)
                                                ------------     ------------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES
         Increase in other assets                          -           (3,711)
                                                 ------------    ------------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
         Repayment of loans from officers                 (31)         (1,616)
         Proceeds from note payable, bank               9,197           5,271
         Proceeds from other current liability              -           3,550
         Payments on obligation under capital
           lease                                       (2,260)              -
                                                -------------    ------------
         Net cash provided by financing
           activities                                   6,906           7,205
                                                 ------------    ------------

NET INCREASE (DECREASE) IN CASH &
  CASH EQUIVALENT                                       4,563          (6,360)

CASH & CASH EQUIVALENT, BEGINNING BALANCE              10,061          17,234
                                                -------------    ------------

CASH & CASH EQUIVALENT, ENDING BALANCE          $      14,624    $     10,874
                                                =============    ============
Supplemental disclosure of cash
  flow information:

Income tax paid                                             -               -
                                                =============    ============

Interest paid                                           5,000           2,600
                                                =============    ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                   DITA, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                              MAY 31, 2001 AND 2000


1.     ORGANIZATIONS  AND  BASIS  OF  PRESENTATION

Dita, Inc. (the "Company") was incorporated on October 3, 1995 in the State of Nevada. The Company is a wholesaler of unique, alternative and fashionable women's sunglasses and sells to retailers throughout the United States, Japan and Europe.

Basis  of  Preparation

The accompanying Interim Condensed Financial Statements are prepared in accordance with rules set forth in Retaliation SB of the Securities and Exchange Commission. As said, these statements do not include all disclosures required under generally accepted principles and should be read in conjunction with the audited financial statements for the year ended February 28, 2001. In the opinion of management all adjustments consisting of normal reoccurring accruals have been made to the financial statements. The results of operation for the three months ended May 31, 2001 are not necessarily indicative of the results to be expected for the fiscal year ending February 28, 2002.


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

Long-lived  assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of long-lived Assets and for long-lived Assets to be disposed of." In accordance with SFAS No. 121, long-lived assets to be held

                                   DITA, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                              MAY 31, 2001 AND 2000


are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. As of May 31, 2001, no impairment has been indicated.

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

                                   DITA, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                              MAY 31, 2001 AND 2000


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

Allowance  for  doubtful  accounts

In determining the allowance to be maintained, management evaluates many factors including industry and historical loss experience. The allowance for doubtful accounts is maintained at an amount management deems adequate to cover estimated losses. Allowance for bad debts as of May 31, 2001 and 2000, was $11,000 and $41,000, respectively.

Advertising

The Company expenses advertising costs as incurred. Advertising expense for the periods ended May 31, 2001 and 2000 amounted to $4,700 and $1,400, respectively.

                                   DITA, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                              MAY 31, 2001 AND 2000


Segment  Reporting

During the periods ended May 31, 2001 and 2000, the Company only operated in one segment therefore segment disclosure has not been presented.

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

                                   DITA, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                              MAY 31, 2001 AND 2000


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

Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Vulnerability due to supplier concentrations - The Company uses a single source for the supply of several components. Total purchases from the source amounted to $102,006 in the period ended May 31, 2001. In the event of the loss of the source, the Company has identified an alternate source which may be available. The effect of the loss of any of these sources or a disruption in their business will depend primarily upon the length of time necessary to find a suitable alternative source and could have a material adverse effect on the Company's results of operations.

Vulnerability due to customer concentrations - Net sales to two major customers in the period ended May 31, 2001 amounted to approximately $146,000. Account receivable from the major customers at May 31, 2001, amounted to $39,000.


 3.    ADVANCES  FROM  STOCKHOLDERS:

This amount represents the unpaid balance of non-interest bearing short-term advances received from officer-stockholders. Such advances are unsecured and payable on demand.

                                   DITA, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                              MAY 31, 2001 AND 2000


4.     NOTE  PAYABLE:

Note payable is non-interest bearing and is due upon the sale of the corporation.


5.   COMMITMENTS:

The Company occupies office space under lease agreements expiring on December 31, 2001. The lease requires the Company to pay for utilities, insurance, taxes and maintenance, and contains renewal options. Total rent expense charged to operations was $9,100 and $8,700 in the periods ended May 31, 2001 and 2000, respectively.

Future minimum payments relating to operating leases for 2002 amounted to $23,000.

A  deposit  consisting  of  $3,060  was  paid  upon  signing  of  the  lease.


6.      SEBSEQUENT EVENT:

The Company is in the process of negotiating to sell its corporation to a third party. As of June 30, 2001, no negotiations have been finalized. Upon completion of the proposed sale, the Company will reorganize and continue to operate under a different entity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements."

     Financial condition, changes in financial condition and results of operations - First Quarter of Fiscal Year 2002 Compared to First Quarter of Fiscal Year 2001

     Dita's sales increased in the three-month period ended May 31, 2001 (Q2:2002)over sales achieved in the three months ended May 31, 2000 (Q2:2001), a total of $24,413. The increase in overall sales is due primarily to increases in International and Department store sales. However, the increase in the aforementioned sales categories was partially offset by decreases in Boutique and Optical sales as well as increased returns and allowances, all attributable to the slowing economy.

     The cost of sales increased in the three-month period ended May 31, 2001 (Q1:2002) over cost of sales incurred in the three-month period ended May 31, 2001 (Q2:2002), a total of $31,081. This increase is attributable to the above noted increase in sales as well is decreased margins caused by increased international sales. International distributors are given volume discounts ranging from 20% to 50% off U.S. wholesale prices thus reducing the overall gross margin.

     Operating expenses increased from $169,894 - in Q1:2001 to $177,381 - in Q1:2002. The only significant changes were -

     * an increase in advertising expense from $0.00 in Q1:2001 to $2,776 in Q1:2002;

     * an increase in photography expense from $0.00 in Q1:2001 to $7,779 in Q1:2002;

     * a decrease in tradeshow expense from $11,029 in Q1:2001 to $4,009 in Q1:2002;

     * an increase in printing and reproduction expense from $176.73 in Q1:2001 to $9,480 in Q1:2002;

     * a decrease in accounting fees from $18,563 in Q1:2001 to $11,8753 in Q1:2002;

     * a decrease in equipment leasing expense from $8,693 in Q1:2001 to $0.00 in Q1:2002;

     * a decrease in bad debt expense from $13,297 in Q1:2001 to $0.00 in Q1:2002;

     * a decrease in finance charge expense from $6,865 in Q1:2001 to $2,533 in Q1:2002;

     * an increase in salaries office expense from $6,750 in Q1:2001 to $11,074 in Q1:2002;

     * an increase in salaries officers expense from $29,250 in Q1:2001 to $34,650 in Q1:2002; and

     * an increase in interest expense from $0.00 in Q1:2001 to $8,737 in Q1:2002.

     Dita had a decrease in net income from operations in Q1:2002 over the net income accomplished in Q1:2001 of ($14,155). This decline is attributable to two factors. First the decrease in Operating expenses noted above and second the increase in cost of goods sold as noted above.

     Our accounts receivable, net of allowances for doubtful accounts, increased by $89,075 from the end of fiscal year 2001 to the end of Q1:2002, and our accounts payable and accrued expenses increased by $82,765 from the end of FY 2001 to the end of Q1:2002. Our cash position increased by $4,583 from the end of FY 2001 to the end of Q1:2002. Inventory increased by $55,034 from the end of FY 2001 to the end of Q1:2002. Stockholders' equity increased by $44,503 from the end of FY 2001 to the end of Q1:2002.

     Liquidity  and  Outlook
     -----------------------

     The company's limited liquidity position was supported in Q1:2002 mainly by three factors: (1) from the services provided by Glance, Inc., a manufacturer of sunglasses under the control of Bendar Wu, the chairman of our board of directors, which company funds a considerable portion of our inventory; (2) from the small profit realized in fiscal year 2001; and (3) from maintaining a large accounts payable.

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

     We perceive our long-term solution for continued improvement upon profits shown in FY 2001 to be two fold. First our gross margin must continue to improve. The company showed improvement in this area by bettering its gross margin in fiscal year 2001 over fiscal 2000. However, gross margin needs to be continually improved. The essential services provided by Glance, Inc. come at a cost - they increase our cost of goods sold from 10 to 20 percent above industry standard. Yet, it is impossible to dispense with these services without the cash to pay for a considerable portion of our inventory that Glance provides.

We are still working on obtaining additional lines of credit from lending institutions that cater to small businesses. When we have exhausted these possibilities, we will attempt to obtain capital through the sale of shares of common stock. The second area in which the company can increase its profitability is to move into licensing of additional brands. With Dita's relationship with Glance, the company has the ability to fund the production requirements of a new sunglass license. The company has not identified a source of funds required for the implementation of a new licensing program. In order for Dita to enter into a licensing agreement with another brand it will be necessary to form a partnership with the proposed licensor. In this partnership Dita would fund the production, utilize its existing property plant equipment, in-house sales, shipping and customer service staff and the licensor would fund the remaining capital deficiencies. Currently Dita is researching several different markets where licensing could be profitable.

     At this time, we have not identified the sources of additional lines of credit or of equity capital we need to break out of our dilemma. Short term, we need to increase our bank line of credit from $45,000 to approximately $100,000 to help improve the overall stability of our liquidity position.

     Long term, we need an additional line of credit of approximately $150,000 to decrease our dependence on Glance, Inc. and thereby improve our profit margins.

     Possibility  of  a  Reverse  Acquisition  and  Reorganization
     -------------------------------------------------------------

     We have been approached by several development-stage companies that are interested in acquiring our corporate shell. Each proposes that our present sunglasses business either be spun-off to our shareholders or sold, leaving the company as a trading public shell. Our management is open to the proposals but none of the development-stage companies has secured adequate financing or commenced meaningful operations. Until such occurs, there is no point in negotiating a contract with a company that is not viable.

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

(b)     Forms  8-K

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

Date:  July  13,  2001                            Dita,  Inc.



                                                  By/s/  Troy  Schmidt
                                                  ------------------------------
                                                  Troy  Schmidt,  President  and
                                                  Chief  Financial  Officer