Form 10QSB
period 2001-08-31
DITA INC
filed 2001-10-11
CIK 1010698

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended August 31, 2001

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






     As of August 31, 2001, there were 3,140,000 shares of the Registrant's Common Stock, par value $0.01 per share, outstanding.

     Transitional  Small Business Disclosure Format (check one):  Yes     No X
                                                                     ---    ---

                         PART I - FINANCIAL INFORMATION

Item  1.     Financial  Statements

                                    DITA, INC
                                  BALANCE SHEET
                                AUGUST 31, 2001
                                  (Unaudited)


                                     ASSETS
                                     -------

CURRENT  ASSETS:
     Cash  &  cash  equivalent                                     $     12,442
     Accounts  receivable,  net                                         119,152
     Prepaid  expenses                                                    6,361
     Inventory                                                          227,547
                                                                    -----------

          Total  current  assets                                        365,502

PROPERTY  AND  EQUIPMENT,  net                                           68,369

OTHER  ASSETS                                                             3,609
                                                                    -----------

                                                                   $    437,480
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT  LIABILITIES:
     Accounts  payable                                             $    358,562
     Accrued  expense                                                    15,291
     Advance  from  officers                                             38,418
     Note  payable-Bank                                                  40,878
     Note  Payable                                                       16,747
     Current maturities of obligations under capital lease                6,302
                                                                    -----------

          Total  current  liabilities                                   476,198


Obligations  under  capital  lease  less  current  maturities             2,872

STOCKHOLDERS'  DEFICIT
     Common  stock,  $.001  par  value;
       Authorized  shares  10,000,000,
       3,142,530  shares  issued  and  outstanding                       31,425
     Additional  paid  in  capital                                      613,314
     Accumulated  deficit                                              (686,329)
                                                                    -----------
          Total  stockholders'  deficit                                 (41,590)
                                                                    -----------
                                                                   $    437,480
                                                                    ===========

   The accompanying notes are an integral part of these financial statements.

                                    DITA, INC
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                 THREE MONTHS ENDED         SIX MONTHS ENDED
                                      AUGUST 31,                AUGUST 31,
                                  2001          2000        2001          2000
                              -----------  -----------  -----------  -----------
NET SALES                     $  186,206   $  306,063   $  582,176   $  677,620

COST OF SALES                     88,660      119,423      249,641      262,257
                               ---------    ---------    ---------    ---------

GROSS PROFIT                      97,546      186,640      332,535      415,363

TOTAL OPERATING EXPENSES         150,590      143,864      328,624      313,758
                               ---------    ---------    ---------    ---------

INCOME/(LOSS) FROM OPERATIONS    (53,044)      42,776        3,911      101,605

Non-Operating Income (expense):
  Interest  expense              (12,333)           -      (23,985)           -
                               ---------    ---------    ---------    ---------

INCOME/(LOSS) BEFORE
  INCOME TAXES                   (65,377)      42,776      (20,074)     101,605

Provision for income taxes             -            -          800          800
                               ---------    ---------    ---------    ---------

NET INCOME/(LOSS)             $  (65,377)  $   42,776   $  (20,874)  $  100,805
                               =========    =========    =========    =========


BASIC WEIGHTED AND DILUTED
  AVERAGE NUMBER OF COMMON
  STOCK OUTSTANDING            3,142,530    3,142,530    3,142,530    3,142,530
                               =========    =========    =========    =========

BASIC & DILUTED NET
  INCOME/(LOSS) PER SHARE     $   (0.021)  $    0.014   $   (0.007)  $    0.032
                               =========    =========    =========    =========

   The accompanying notes are an integral part of these financial statements.

                                    DITA, INC
                            STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED AUGUST 31, 2001 AND 2000
                                  (UNAUDITED)

                                                            2001         2000
                                                         ----------   ----------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
     Net Income/(Loss)                                   $ (20,874)   $ 100,805
     Adjustments to reconcile net income to net cash
       provided by/(used in) operating activities:
            Depreciation and amortization                    6,025       10,000
            Provision  for  doubtful  accounts                   -       13,297
            (Increase)/decrease in current assets:
                 Accounts receivable                       (22,005)    (120,432)
                 Inventory                                 (61,563)     (16,924)
                 Deposit                                         -         (275)
                 Prepaid Expense                             7,261        1,698
            Increase  in  current  liabilities:
                 Accounts payable and accrued expenses      79,300       45,863
                                                          --------     --------
            Total adjustments                                9,018      (66,773)
            Net cash provided by/(used in)
              operating activities                         (11,856)      34,032
                                                          --------     --------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES
            Acquisition  of  property  and  equipment       (2,500)           -
            Increase  in  other  assets                          -       (3,711)
                                                          --------     --------
            Net cash used in investing activities           (2,500)      (3,711)
                                                          --------     --------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
            Proceeds from/(repayment of) loans
              from officers                                 19,921       (3,219)
            Proceeds from/(repayment of)
              note payable, bank                               843      (11,625)
            Payment of other current liability                   -       (8,272)
            Payments of obligations under capital lease     (4,027)           -
                                                          --------     --------
            Net cash provided by/(used in)
              financing activities                          16,737      (23,116)
                                                          --------     --------

NET INCREASE IN CASH & CASH EQUIVALENTS                      2,381        7,205

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                  10,061       17,234
                                                          --------     --------

CASH & CASH EQUIVALENTS, ENDING BALANCE                  $  12,442    $  24,439
                                                          ========     ========

SUPPLEMENTAL  DISCLOSURE  OF  CASH  FLOW  INFORMATION:

Income tax paid                                          $     800    $     800
                                                          ========     ========

Interest paid                                            $   5,100    $   4,300
                                                          ========     ========

   The accompanying notes are an integral part of these financial statements.

                                   DITA, INC.
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


1.     ORGANIZATIONS  AND  BASIS  OF  PRESENTATION

Dita, Inc. (the "Company") was incorporated on October 3, 1995 in the State of Nevada. The Company is a wholesaler of alternative and fashionable women's sunglasses and sells to retailers throughout the United States, Japan and Europe.

Basis  of  Preparation

The accompanying Interim Condensed Financial Statements are prepared in accordance with rules set forth in Regulation SB of the Securities and Exchange Commission. As said, these statements do not include all disclosures required under generally accepted principles and should be read in conjunction with the audited financial statements for the year ended February 28, 2001. In the opinion of management all adjustments consisting of normal reoccurring accruals have been made to the financial statements. The results of operation for the six months ended August 31, 2001 are not necessarily indicative of the results to be expected for the fiscal year ending February 28, 2002.

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

                                   DITA, INC.
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


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

Allowance  for  doubtful  accounts

In determining the allowance to be maintained, management evaluates many factors including industry and historical loss experience. The allowance for doubtful accounts is maintained at an amount management deems adequate to cover estimated losses. Allowance for bad debts as of August 31, 2001 and 2000, were $12,000 and $41,000, respectively.

Advertising

The Company expenses advertising costs as incurred. Advertising expense for the periods ended August 31, 2001 and 2000 amounted to $7,177 and $3,648, respectively.

                                   DITA, INC.
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


Segment  Reporting

During the periods ended August 31, 2001 and 2000, the Company only operated in one segment therefore segment disclosure has not been presented.

Recent  Pronouncements

In January 2001, the Financial Accounting Standards Board Emerging Issues Task Force issued EITF 00-27 effective for convertible debt instruments issued after November 16, 2000. This pronouncement requires the use of the intrinsic value method for recognition of the detachable and imbedded equity features included with indebtedness, and requires amortization of the amount associated with the convertibility feature over the life of the debt instrument rather than the period for which the instrument first becomes convertible. Management is in the process of evaluating the requirements of EITF 00-27, but does not expect this pronouncement will materially impact the Company's financial position or results of operations.

On July 20, 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These statements make significant changes to the accounting for business combinations, goodwill, and intangible assets.

SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations and will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. This statement is effective for business combinations completed after June 30, 2001. Management does not expect this pronouncement will materially impact the Company's financial position or results of operations.

SFAS No. 142 establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. This statement becomes effective January 1, 2002. Based on the Company's policy for accounting for intangible assets, management does not anticipate the adoption of this standard will result in any significant impact on earnings or financial position of the Company.

In June 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations. Statement 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Statement 143 is effective for the Company beginning July 1, 2002. The Company does not expect
Statement  143  to  have  a  significant  impact  on  its  financial statements.

Certain  significant  risks  and  uncertainties

Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates

                                   DITA, INC.
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Vulnerability due to supplier concentrations - The Company uses two major sources for the supply of several components. Total purchases from these sources amounted to $251,790 in the period ended August 31, 2001. In the event of the loss of the sources, the Company has identified an alternate source that may be available. The effect of the loss of any of these sources or a disruption in their business will depend primarily upon the length of time necessary to find a suitable alternative source and could have a material adverse effect on the Company's results of operations.

Vulnerability due to customer concentrations - Net sales to two major customers in the period ended August 31, 2001 amounted to approximately $230,000. Account receivable from the major customers at August 31, 2001, amounted to $15,000.

3.    ADVANCES  FROM  STOCKHOLDERS:

This amount represents the unpaid balance of non-interest bearing short-term advances received from officer-stockholders. Such advances are unsecured and payable on demand.

4.     NOTE  PAYABLE:

Note payable is non-interest bearing and is due upon the sale of the corporation.

5.   COMMITMENTS:

The Company occupies office space under lease agreements expiring on December 31, 2001. The lease requires the Company to pay for utilities, insurance, taxes and maintenance, and contains renewal options. Total rent expense charged to operations was $18,360 and $17,930 in the periods ended August 31, 2001 and 2000, respectively.

Future minimum payments relating to operating leases for 2002 amounted to $12,240.

A  deposit  consisting  of  $3,060  was  paid  upon  signing  of  the  lease.

6.   SUBSEQUENT  EVENT:

The Company is trying to sell its corporation to a third party. As of September 30, 2001, no negotiations have been finalized. Upon completion of the proposed sale, the Company will reorganize and continue to operate under a different entity.

7.  GOING  CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. The Company has accumulated deficit of $686,329 including a net loss of $20,874 for the six-month period ended June 30, 2001. The continuing loss has adversely affected the liquidity of the Company. The Company faces continuing significant business risks, including but not limited

                                   DITA, INC.
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


to, its ability to maintain vendor and supplier relationships by making timely payments when due.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the period ended June 30, 2001, towards (i) controlling salaries and general and administrative expenses (ii) management of accounts payable and
(iii)  evaluation  of  its  distribution  and  marketing  methods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements."

     Financial  condition,   changes  in  financial  condition  and  results  of
     ---------------------------------------------------------------------------
operations  -  Second  Quarter of Fiscal Year 2002 Compared to Second Quarter of
--------------------------------------------------------------------------------
Fiscal  Year  2001
------------------

     Dita's sales decreased in the three-month period ended August 31, 2001 (Q2:2002) from sales achieved in the three months ended August 31, 2000 (Q2:2001), by a total of $119,857. The decrease in overall sales is due primarily to decreases in International and Department store sales. The decrease can be attributed to prior year commitments for sales of our metal collection, as well as the slowing economy.

     Our cost of sales decreased in the three-month period ended August 31, 2001 (Q2:2002) over cost of sales incurred in the three-month period ended August 31, 2000 (Q2:2001), a total of $30,763. This decrease is attributed to the decrease in the above noted changes in sales.

     Operating expenses for Q2:2002 were $150,590 compared to $143,864 for Q2:2001. Expenses remained at similar levels for both quarters. The only significant changes in the current quarter as compared to the second quarter, last year were -

     -     a  decrease  in  travel  expense  by  approximately  $5,000,

     -     a  decrease  in  salesmen  commission  by  approximately  $8,000,

     -     an  increase in salaries offices expense by approximately $3,500, and

     -     an  increase  in  salaries  officers expense by approximately $5,000.

     Dita had a loss of $53,044 from operations in Q2:2002 as compared to the income accomplished in Q2:2001 of $42,776. This decline is attributed to two factors: the decrease in sales and relatively fixed operating expenses as noted above.

     Our accounts receivable, net of allowances for doubtful accounts, decreased by $48,000 from the end of Q2:2001 to the end of Q2:2002, and our accounts payable and accrued expenses increased by approximately $46,000 from the end of Q2:2001 to the end of Q2:2002. Our cash and cash equivalents decreased to $12,442 at the end of Q2:2002 as compared to $24,439 at the end of Q2:2001. Inventory increased by $48,625 from the end of Q2:2001 to the end of Q2:2002. Stockholders' equity decreased by $89,150 from the end of Q2:2001 to the end of Q2:2002.

     Liquidity  and  Outlook.
     ------------------------

     Our limited liquidity position was supported in Q2:2002 mainly by three factors (1) from the services provided by Glance, Inc., a manufacturer of sunglasses under the control of Bendar Wu, the chairman of our board of directors, which company funds a considerable portion of our inventory, (2) from the small profit realized in fiscal year 2001, and (3) from maintaining a large accounts payable.

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

     We perceive our long-term solution for continued improvement upon profits shown in fiscal year 2001 to be two-fold. First our gross margin must continue to improve. The company showed improvement in this area by bettering its gross margin in fiscal year 2001 over fiscal 2000. However, gross margin needs to be continually improved. The essential services provided by Glance, Inc. come at a cost - they increase our cost of goods sold from 10 to 20 percent above industry standard. Yet, it is impossible to dispense with these services without the cash to pay for a considerable portion of our inventory that Glance provides. We are still working on obtaining additional lines of credit from lending institutions that cater to small businesses. When we have exhausted these possibilities, we will attempt to obtain capital through the sale of shares of common stock. The second area in which the company can increase its profitability is to move into licensing of additional brands. With Dita's relationship with Glance, the company has the ability to fund the production requirements of a new sunglass license. The company has not identified a source of funds required for the implementation of a new licensing program. In order for Dita to enter into a licensing agreement with another brand, it will be necessary to form a partnership with the proposed licensor. In this partnership Dita would fund the production, utilize its existing property plant equipment, in-house sales, shipping and customer service staff and the licensor would fund the remaining capital deficiencies. Currently, Dita is researching several different markets where licensing could be profitable.

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

                          PART II - OTHER INFORMATION

Item  6.     Exhibits  and  Reports  on  Form  8-K

(a)  Exhibits

     Exhibit  No.                    Description
     ------------                    -----------

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

Date:  October  11,  2001                    Dita,  Inc.


                                             By:/s/Jeff  Solorio
                                                --------------------------------
                                             Jeff  Solorio,  President  and
                                               Chief  Financial  Officer