Form 10QSB
period 2001-11-30
DITA INC
filed 2002-01-11
CIK 1010698

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended November 30, 2001

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to ________




                                   Dita, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     Nevada                           0-27057                      33-0696051
 --------------             --------------------------           --------------
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



     As of January 10, 2002, there were 3,142,530 shares of the Registrant's Common Stock, par value $0.01 per share, outstanding.

     Transitional  Small Business Disclosure Format (check one):  Yes   No  X
                                                                           ---

                         PART I - FINANCIAL INFORMATION


Item  1.     Financial  Statements

                                    DITA, INC
                                  BALANCE SHEET
                                NOVEMBER 30, 2001
                                  (Unaudited)

                                     ASSETS
                                     ------

CURRENT  ASSETS:
     Cash & cash equivalent                                        $     8,057
     Accounts receivable, net                                          125,610
     Prepaid expenses                                                    4,071
     Inventory                                                         255,935
                                                                   -----------
          Total current assets                                         393,673

     PROPERTY AND EQUIPMENT, net                                        73,148

     OTHER ASSETS                                                        3,610
                                                                   -----------

                                                                   $   470,431
                                                                   ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT  LIABILITIES:
     Accounts payable                                              $   401,339
     Accrued expense                                                     7,537
     Advance from officers                                              72,292
     Note payable-Bank                                                  43,983
     Note Payable                                                       16,747
     Current  maturities of obligations under capital lease              6,103
                                                                   -----------
          Total current liabilities                                    548,001


Obligations under capital lease less current maturities                  1,728

STOCKHOLDERS'  DEFICIT
     Common  stock,  $.001  par  value;
       Authorized  shares  10,000,000,
       3,142,530 shares issued and outstanding                          31,425
     Additional paid in capital                                        613,314
     Accumulated deficit                                              (724,037)
                                                                   -----------
          Total stockholders' deficit                                  (79,298)
                                                                   -----------

                                                                   $   470,431
                                                                   ===========

   The accompanying notes are an integral part of these financial statements.

                                    DITA, INC
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                Three Months Ended         Nine Months Ended
                                    November 30,              November 30,
                                 2001         2000         2001         2000
                             -----------  -----------  -----------  -----------
Net Sales                    $   170,339  $   188,143  $   752,515  $   865,763

Cost of Sales                     80,086       76,346      329,727      338,603
                             -----------  -----------  -----------  -----------

Gross Profit                      90,253      111,797      422,788      527,160

Total operating expenses         116,021      127,051      444,645      440,184
                             -----------  -----------  -----------  -----------

Income/(loss) from Operations    (25,768)     (15,254)     (21,857)      86,976

Non-Operating Income
  (expense):
     Interest expense            (11,940)           -      (35,925)           -
                             -----------  -----------  -----------  -----------

Income/(loss) before income
  taxes                          (37,708)     (15,254)     (57,782)      86,976

Provision for income taxes             -            -          800          800
                             -----------  -----------  -----------  -----------

Net Income/(Loss)            $   (37,708) $   (15,254) $   (58,582) $    86,176
                             ===========  ===========  ===========  ===========


Basic weighted and diluted
  average number of common
  stock outstanding            3,142,530    3,142,530    3,142,530    3,142,530
                             ===========  ===========  ===========  ===========

Basic & diluted net Income/
  (loss) per share           $    (0.012) $    (0.005) $    (0.019) $     0.027
                             ===========  ===========  ===========  ===========

   The accompanying notes are an integral part of these financial statements.

                                    DITA, INC
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED NOVEMBER 30, 2001 AND 2000
                                  (Unaudited)

                                                         2001           2000
                                                   -------------   ------------

CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
  Net Income/(Loss)                                $     (58,582)  $     86,176
  Adjustments to reconcile net income
    to net cash provided by/(used  in)
    operating  activities:
      Depreciation and amortization                        8,856         15,000
      Provision  for  doubtful  accounts                       -            (63)
      (Increase)/decrease in current assets:
        Accounts receivable                              (28,463)       (47,745)
        Inventory                                        (89,951)       (10,429)
        Deposit                                                -           (550)
        Prepaid Expense                                    9,551          1,698
      Increase (decrease) in current liabilities:
        Accounts payable and accrued expenses            114,322        (37,107)
                                                   -------------   ------------
      Total adjustments                                   14,315        (79,196)
                                                   -------------   ------------
      Net cash provided by/(used in)
        operating activities
                                                         (44,267)         6,980
                                                   -------------   ------------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES
  Acquisition of property and equipment                  (10,110)       (2,105)
  Increase  in  other  assets                                  -        (3,711)
                                                   -------------   -----------
  Net cash used in investing activities                  (10,110)       (5,816)
                                                   -------------   -----------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
  Proceeds from/(repayment of) loans from officers        53,795        (4,409)
  Proceeds from/(repayment of) note payable, bank          3,948             -
  Payment of other current liability                           -        10,054
  Payments of obligations under capital lease             (5,370)       (8,272)
                                                   -------------   -----------
  Net cash provided by/(used in)
     financing activities                                 52,373        (2,627)
                                                   -------------   -----------

NET DECREASE IN CASH & CASH EQUIVALENTS                   (2,004)       (1,463)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                10,061        17,233
                                                   -------------   -----------

CASH & CASH EQUIVALENTS, ENDING BALANCE            $       8,057   $    15,770
                                                   =============   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income tax paid                                    $         800   $       800
                                                   =============   ===========

Interest paid                                      $       5,250   $     4,300
                                                   =============   ===========

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

Basis  of  Preparation

The accompanying Interim Condensed Financial Statements are prepared in accordance with rules set forth in Regulation SB of the Securities and Exchange Commission. As said, these statements do not include all disclosures required under generally accepted principles and should be read in conjunction with the audited financial statements for the year ended February 28, 2001. In the opinion of management all adjustments consisting of normal reoccurring accruals have been made to the financial statements. The results of operation for the nine months ended November 30, 2001 are not necessarily indicative of the results to be expected for the fiscal year ending February 28, 2002.

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

Allowance  for  doubtful  accounts

In determining the allowance to be maintained, management evaluates many factors including industry and historical loss experience. The allowance for doubtful accounts is maintained at an amount management deems adequate to cover estimated losses. Allowance for bad debts as of November 30, 2001 was $12,000.

Advertising

The Company expenses advertising costs as incurred. Advertising expense for the periods ended November 30, 2001 and 2000 amounted to $2,919 and $1,135, respectively.

                                   DITA, INC.
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


Segment  Reporting

During the periods ended November 30, 2001 and 2000, the Company only operated in one segment therefore segment disclosure has not been presented.

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

In September 2000, the FASB issued Financial Accounting Standards SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and a replacement of FASB Statement No. 125." The implementation of this standard did not have any material impact on the financial statements of the Company.

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

Management is in the process of evaluating the requirements of SFAS No. 141 and 142, but does not expect these pronouncements will materially impact the Company's financial position or results of operations.

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations". SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The impact of the adoption of SFAS 143 on the Company's reported operating results, financial position and existing financial statement disclosure is not expected to be material.

In August 2001, Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), was issued.

                                   DITA, INC.
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The impact of the adoption of SFAS 144 on the Company's reported operating results, financial position and existing financial statement disclosure is not expected to be material.

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

Vulnerability due to supplier concentrations - The Company uses two major sources for the supply of several components. Total purchases from these sources amounted to $355,233 in the period ended November 30, 2001. In the event of the loss of the sources, the Company has identified an alternate source that may be available. The effect of the loss of any of these sources or a disruption in their business will depend primarily upon the length of time necessary to find a suitable alternative source and could have a material adverse effect on the Company's results of operations.

Vulnerability due to customer concentrations - Net sales to two major customers in the period ended November 30, 2001 amounted to approximately $294,000. Account receivable from the major customers at November 30, 2001, amounted to $24,000.

3.    ADVANCES  FROM  STOCKHOLDERS:

This amount represents the unpaid balance of non-interest bearing short-term advances received from officer-stockholders. Such advances are unsecured and payable on demand.

4.     NOTE  PAYABLE:

Note payable is non-interest bearing, unsecured and is due upon the sale of the corporation.

5.   COMMITMENTS:

The Company occupies office space under lease agreements expiring on December 31, 2001. The lease requires the Company to pay for utilities, insurance, taxes and maintenance, and contains renewal options. Total rent expense charged to operations was $27,540 and $28,110 in the periods ended November 30, 2001 and 2000, respectively.
A  deposit  consisting  of  $3,060  was  paid  upon  signing  of  the  lease.

6.   SUBSEQUENT  EVENT:

The Company is trying to sell its corporation to a third party. As of December 31, 2001, no negotiations have been finalized. Upon completion of the proposed sale, the Company will reorganize and continue to operate under a different entity.

                                   DITA, INC.
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


7.  GOING  CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. The Company has accumulated deficit of $724,037 including a net loss of $58,582 for the nine-month period ended November 30, 2001. The continuing loss has adversely affected the liquidity of the Company. The Company faces continuing significant business risks, including but not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the period ended November 30, 2001, towards (i) controlling salaries and general and administrative expenses (ii) management of accounts payable and
(iii)  evaluation  of  its  distribution  and  marketing  methods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements."

     Financial  condition,  changes  in  financial  condition  and  results   of
     ---------------------------------------------------------------------------
operations  -  Third  Quarter  of  Fiscal Year 2002 Compared to Third Quarter of
--------------------------------------------------------------------------------
Fiscal  Year  2001
------------------

     Dita's sales decreased by $17,804 from $188,143 in the three-month period ended November 30, 2000 (Q3:2001) to $170,339 in the three-month period ended November 30, 2001 (Q3:2002), a 9.46 percent decrease. There were, however, significant changes in the origin of these sales, as follows:

                                          Q3:2001              Q3:2002
                                                 Per-                 Per-
          Origin  of  Sales            Amount    cent       Amount    cent
          -----------------          ---------   -----    ---------   -----
          Optical                    $  65,725    34.9    $  62,768    36.8
          Boutique                      59,300    31.5       53,323    31.3
          Department  store             29,228    15.5       11,127     6.5
          International                 44,451    23.6       66,255    38.9
          Private  Label                                        540     0.3
          Freight  income                2,320     1.2        3,063     1.8
          Miscellaneous                  3,353     1.8          422       2
          Returns & exchanges          (16,236)   (8.6)     (27,070)  (15.9)
          Discounts                         (8)    0.0          (88)     .0
          Interest  income                  10     0.0            0      .0
                                      --------   -----     --------   -----

               Totals                 $188,143   100.0     $170,339   100.0

     Of particular note are the above increases in international sales resulting mainly from an increase in sales to our distributors out of the country.

     The cost of sales increased from 40.6 percent of sales in Q3:2001 to 47.0 percent of sales in Q3:2002. This increase was due to the increase in sales to distributors, as margins are smaller on sales to distributors.

     Operating expenses decreased insignificantly, from $127,051 - or 67.5 percent of sales - in Q3:2001 to $116,021 - or 68.1 percent of sales - in Q3:2002.

     Dita had $37,708 net loss from operations in Q3:2002, compared to a net loss of $15,254 in Q3:2001. This decline is attributed to the decrease in sales as noted above.

     Our accounts receivable increased by $17,519 from $108,191 at the end of Q3:2000 to $125,610 at the end of Q3:2001. Our accounts payable and accrued expenses increased by $171,462 from $237,414 at the end of Q3:2000 to $408,876 at the end of Q3:2001. A cash balance of $15,770 at the end of Q3:2000 was reduced to $8,057 at the end of Q3:2001, but inventory increased from $172,427 at the end of Q3:2000 to $255,935 at the end of Q3:2001. Stockholders' equity of $32,130 at the end of FY 2000 was changed to a deficit of $79,298 at the end of Q3:2001.

     Financial  condition,   changes  in  financial  condition  and  results  of
     ---------------------------------------------------------------------------
operations  -  9  months  ended  November  30,  2001  Compared to 9 months ended
--------------------------------------------------------------------------------
November  30,  2000.
--------------------

     Sales during the first 9 months of the 2002 FY decreased by $113,248 (13.08 percent) from sales during the first 9 months of FY 2001 - $752,515 compared to the earlier $865,763.

                                    1st  9  mo:FY2001      1st  9 mo:FY2002
                                    -----------------      ----------------
                                                 Per-                  Per-
          Origin  of  Sales           Amount     cent       Amount     cent
          -----------------          --------    -----     --------    -----
          Optical                    $247,853     28.6     $218,261     29.0
          Boutique                    234,164     27.0      216,443     28.8
          Department  store           103,748     12.0      102,105     13.5
          International               305,680     35.2      317,291     42.1
          Private  Label                                      2,484       .3
          Freight  income               8,718      1.0        9,825      1.3
          Miscellaneous                 8,353      1.0        4,522      0.6
          Returns  & exchanges        (42,780)    (4.9)    (117,669)   (15.6)
          Discounts                        (6)     0.0         (748)     0.0
          Interest  income                 33      0.0            1       .0
                                     --------    -----     --------    -----

          Totals                     $865,763    100.0     $752,515    100.0

     Sales have increased in the international division due to higher sales to distributors. Decreases in the other categories can be attributed to a slowing economy.

     Our gross margin decreased from 60.9 percent ($527,160) of sales in the first 9 months of FY 2001 to 56.2 percent ($422,788) of sales in the first 9 months of FY 2002.

     Operating expenses increased by $4,461 from $440,184 - or 50.8 percent of sales - in the first 9 months of FY 2001 to $444,645 - or 59.1 percent of sales
-  in  the  first  9  months  of  FY  2002.  The  increase is due primarily to -

     -     an  increase  in  photography  expense  of  approximately  $14,000

     -     an  increase  in  office  salaries  of  approximately  $7,000

     -     an  increase  in  officer  salaries  of  approximately  $3,000

     -     an  increase  in  office  expense  of  approximately  $7,000

     -     an  increase  in  promotional  expense  of  approximately  $5,000

     The above increases were offset, however, by several decreases in operating expenses, primarily the following:

     -     a  decrease  in  trade  show  expense  of  approximately  $8,000

     -     a  decrease  in  travel  expense  of  approximately  $7,000

     -     a  decrease  in  salesman  commission  of  approximately  $4,000

     -     a  decrease  in  auto  expense  of  approximately  $4,000

     -     a  decrease  in  repairs  and  maintenance  of  approximately  $6,000

     -     a  decrease  in  accounting  fees  of  approximately  $4,000.

     Dita realized a net loss from operations of $58,205, or 7.8 percent of sales, in the first 9 months of 2002 as contrasted with a net income from operations of $86,176 in the first 9 months of FY 2001.


     Liquidity  and  Outlook
     -----------------------

     The company's limited liquidity position was supported in Q3:2002 mainly by three factors - (1) from the services provided by Glance, Inc., a manufacturer of sunglasses under the control of Bendar Wu, the chairman of our board of directors, which company funds a considerable portion of our inventory; (2) from the small profit realized in fiscal year 2001; and (3) from maintaining a large accounts payable.

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

     We perceive our long-term solution for continued improvement upon profits shown in Fiscal year 2001 to be two fold. Fist our gross margin must continue to improve. The company showed improvement in this area by bettering its gross margin in fiscal year 2001 over fiscal 2000. However, gross margin needs to be continually improved. The essential services provided by Glance, Inc. come at a cost - they increase our cost of goods sold from 10 to 20 percent above industry standard. Yet, it is impossible to dispense with these services without the cash to pay for a considerable portion of our inventory that Glance provides. We are still working on obtaining additional lines of credit from lending institutions that cater to small businesses. When we have exhausted these possibilities, we will attempt to obtain capital through the sale of shares of common stock. The second area in which the company can increase its profitability is to move into licensing of additional brands. With Dita's relationship with Glance the company has the ability to fund the production requirements of a new sunglass license. The company has not identified a source of funds required for the implementation of a new licensing program. In order for Dita to enter into a licensing agreement with another brand it will be necessary to form a partnership with the proposed licensor. In this partnership Dita would fund the production, utilize its existing property plant equipment, in-house sales, shipping and customer service staff and the licensor would fund the remaining capital deficiencies. Currently Dita is researching several different markets where licensing could be profitable.

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

        None

(b)     Forms  8-K

        None



                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  January  10,  2002                    Dita,  Inc.


                                             By:/s/Jeff  Solorio
                                                --------------------------------
                                                Jeff  Solorio,  President  and
                                                Chief  Financial  Officer