Form 10KSB
period 2002-02-28
DITA INC
filed 2002-05-30
CIK 1010698

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED FEBRUARY 28, 2002

                                       or

                [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 0-27057

                                   DITA, INC.
                 (Name of small business issuer in its charter)

               Nevada                                          33-0696051
-----------------------------------                      -----------------------
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

405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State  issuer's  revenues  for  its  most  recent  fiscal  year:  $893,392.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $670,265 computed by reference to the $0.50 average of the bid and asked price of the Company's Common Stock on May 24, 2002.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of May 28, 2002: 3,142,530 shares of Common Stock, $0.01 par value.

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
             Recent  Sales  of Unregistered Securities                        6

Item  6.     Management's  Discussion  and  Analysis  of  Financial
                  Condition  and  Results  of  Operations                     6
             Results  of  Operations                                          6
                  Sales                                                       7
                  Gross  Margin                                               7
                  Selling,  General  and Administrative Expenses              8
                  Net  Loss  From  Operations                                 8
                  Net  Loss  After  Tax                                       8
                  Balance  Sheet  Items                                       8
                  Liquidity  and  Outlook                                     9
                  Possibility  of  a  Reverse  Acquisition  and
                      Reorganization                                         10

Item  7.     Financial  Statements                                           10

Item  8.     Changes  in  and  Disagreements  With  Accountants  On
                  Accounting  and  Financial  Disclosure                     11

Item  9.     Directors,  Executive  Officers,  Promoters  and
                  Control  Persons;  Compliance  with
                  Section  16(a)  of  the Exchange Act                       11
                  Section  16(a)  Beneficial  Ownership
                       Reporting  Compliance                                 13

Item  10.     Executive Compensation                                         13

Item  11.     Security  Ownership  of  Certain  Beneficial  Owners
                   and  Management                                           14
              Changes  in  Control                                           14

Item  12.     Certain  Relationships  and  Related  Transactions             14

Item 13.      Exhibits and Reports on Form 8-K                               15
              (a)     Exhibits                                               15
              (b)     Reports  on  Form  8-K                                 15

Signatures                                                                   17

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

     - designs, markets, and distributes these products from our Hollywood headquarters; and

     - distributes our products in "high-end" optical, boutique and department store accounts throughout the U.S. and in Canada, Japan, New Zealand and Australia. "High-end" refers to retailers that offer products at the high end of the price scale in relationship to the sunglasses market as a whole. The percentages of our revenues attributable to sales in these countries are approximately as follows:

          -     United  States  -  62%
          -     Canada  -  7%
          -     Japan  -  29%
          -     New  Zealand  and  Australia  -  2%.

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

     Distribution  Methods
     ---------------------

     We  distribute  our  products  through  independent  contractors:

     -     Planet  3  Australais,  in  New  Zealand  and  Australia;

     -     Levante,  in  Japan;

     -     Overdrive,  in  Canada;  and

     - Julia Gogosha and Heather Korby, independent contractors in the U.S. who work under the direction of our in-house sales manager Devon Davis.

     The international distributors are responsible for all aspects of sales and
marketing  in   their  respective   territories.  They  each  manage  their  own
inventory,  warranty,  billings,  sales  and  customer  service  departments.

     Competition
     -----------

     The fashion sunglass industry is highly competitive. Well-known designer brands such as Gucci, Channel and Christian Dior occupy a majority of the sunglass market. We believe that the demand for optical frames has somewhat deteriorated due to the development of corrective laser eye surgery.

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

     Dependence  on  Major  Customers
     --------------------------------

     We are not dependent on any major customers in the U.S. However, approximately 38 percent of our sales are international sales and are divided among two customers - Levante in Japan - 29 percent, and Overdrive in Canada - 9 percent.

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

     Research  and  Development
     --------------------------

     We expended approximately $1,000 in fiscal 2000 and $15,016 in fiscal 2001 mainly for prototyping and computer design costs related to the development of design prototypes We expended approximately $15,623 in fiscal 2002 for research and development.

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

     Employees
     ---------

     We  employ  six  persons  full  time  and  no  persons  part  time.

     New  Products
     -------------

     The company is currently in the process of manufacturing a leather accessories product line. This includes high-end bags, wallets, coin and card cases, and wrist bands. These would be items that could help increase our overall sales without any additional overhead burden.

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

                                   High               Low
                                   ----               ---
     2000
          1st  Qtr.               1.625               1.25
          2nd  Qtr.               1.375               1.00
          3rd  Qtr.               1.125               1.00
          4th  Qtr.               1.500               0.375

     2001
          1st  Qtr.               1.2813              1.1875
          2nd  Qtr.               1.5000              0.7000
          3rd  Qtr.               1.0500              0.7800
          4th  Qtr.               0.7800              0.6400

     On May 28, 2002 there were 3,142,530 shares of Common Stock outstanding. No shares are subject to outstanding options to purchase, or securities convertible into, such shares of stock.

Holders

     As of May 28, 2002 there were approximately 31 holders of record of our Common Stock. Some 809,900 shares of Common Stock are held in brokerage accounts under the record name of "Cede & Co."

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results  of  Operations

     The following table presents, as a percentage of sales, certain selected financial data for the two fiscal years ended February 28, 2001 and February 28, 2002:

                                                         Year  Ended
                                                   2-28               2-28
                                                   2001               2002
                                                   -----------------------
     Sales                                         100.0%           100.0%
     Cost  of  sales                                40.11            48.2
                                                   ------           -----
     Gross  margin                                  59.89            51.8
     Selling,  general  and
       administrative
       expenses                                     52.90            65.8
                                                   ------           -----
     Operating  income  (loss)                       6.99           (14.0)

     Non-Operating
     Income  (expense)                              (3.78)           (4.4)
                                                   ------           -----
     Net  income  (loss)
       before  taxes                                 3.21           (18.4)

     Sales
     -----

     Sales decreased to $893,392 in the fiscal year ended February 28, 2002 from $1,063,653 in the fiscal year ended February 28, 2001, a decrease of 16 percent or $170,261. The decrease in sales can be attributed mostly to the slowing of the economy. Optical sales decreased to $259,213 or 29 percent of total sales in the fiscal year ended February 28, 2002 - from $332,077 or 31.2 percent of total sales in FY 2001. Department store sales increased to $135,425 or 15.2 percent of total sales in the fiscal year ended February 28, 2002 - from $113,562 or
10.7 percent of total sales in FY 2001. International sales decreased to $351,290 or 39.3 percent of total sales in the fiscal year ended February 28, 2002 - from $ 374,584 or 35 percent of total sales in FY 2001. Private Label sales showed an encouraging $22,878. or 2.6 percent of sales in FY 2002.

     We are not exposed to currency risks with regard to our international sales, which account for approximately 39.3 percent of our sales. All our contracts are expressed in U.S. dollars and require payment in U.S. dollars. However, we generally discount our prices by approximately 50 percent for sales made to Australia and New Zealand, due to the high price our distributor there has to pay for the U.S. dollar and due to high sales taxes in effect there. This results in a lower gross margin on sales made in Australia and New Zealand than on sales in Japan, Canada and the U.S.

     Gross  Margin
     -------------

     Gross margin changed to $462,753 or 51.8 percent of sales, in fiscal year 2002 from $637,014, or 59.9 percent of sales, in fiscal year 2001.

     Selling,  General  and  Administrative  Expenses
     ------------------------------------------------

     Selling, general and administrative expenses increased to $587,797 in fiscal year 2002, or 65.8 percent of sales, from $562,701 in fiscal year 2001, or 52.9 percent of sales. The increase reflects the following significant changes in expenses:

Increases

     Advertising, photography, printing and promotional expenses all increased as a direct result of a marketing campaign that we established at the end of the previous fiscal year. Insurance costs increased due to increased property coverage as a result of a new lease we entered into in March 2000. Research and development costs increased as we pursued additional product lines (i.e. leather accessories).

Decreases

     Trade show and travel expenses decreased as we participated in fewer trade shows. There was a decrease in ales commissions, this due to a decrease in overall sales. A decrease in repairs and maintenance was due to our move during the fiscal year end 2001. A decrease in accounting fees is a result of a change in our accounting firm.

     Net  Loss  from  Operations
     ---------------------------

     We had a net loss from operations in fiscal year 2002 of $125,044, or 14 percent of sales and $.04 a share of our common stock. In fiscal year 2001 we had a net gain from operations of $74,313 or 7.0 percent of sales and $0.02 a share of common stock. The net loss in FY 2002 was a result of two factors: increases in cost of revenue and operating expenses at a time of a decrease in revenue.

     Net  Loss  After  Tax
     ---------------------

     We had a net loss after tax in fiscal year 2002 of $164,719 or $0.05 a share of our common stock. In fiscal year 2001 we had net income after tax of $33,229 or $0.01 a share of common stock. The net loss in FY 2002 was mainly a result of a decrease in sales due to the slowing economy .


     Balance  Sheet  Items
     ---------------------

     Our current assets increased from $286,814 at the end of fiscal year 2001 to $313,113 at the end of fiscal year 2002. An increase in inventory caused the above mentioned increase with an increase from $165,984 at the end of fiscal year 2001 to $203,811 in fiscal year 2002. The increase in inventory was mainly a factor of decreased sales and our decision to accept returns on some products. Prepaid expenses were reduced from $13,622 in fiscal year 2001 to $1,782 in fiscal year 2002. The decrease was a result of our marketing and photo campaign for fiscal year 2002. Cash, however, remained fairly constant.

     Accounts payable and accrued expenses increased from $294,553 at the end of fiscal year 2001 to $424,419 at the end of fiscal year 2002.


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

ITEM  7.     FINANCIAL  STATEMENTS

     Independent  Auditors'  Report                                         F-1
     Balance  Sheet  February  28,  2002                                    F-2
     Statements  of  Operations  for  the  Years
          Ended  February  28,  2002  and  2001                             F-3
     Statements  of  Stockholders'  Deficit  for  the  Years
          Ended  February  28,  2002  and  2001                             F-4
     Statements  of  Cash  Flows  for  the  Years
          Ended  February  28,  2002  and  2001                             F-5
     Notes  to  Financial  Statements                                       F-6

                          INDEPENDENT AUDITORS' REPORT


To  the  Stockholders  and  Board  of  Directors
Dita,  Inc.:

We have audited the accompanying balance sheet of Dita, Inc., a Nevada Corporation (the "Company") as of February 28, 2002 and the related statements of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dita, Inc. as of February 28, 2002 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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


/s/Kabani  &  Company,  Inc.

KABANI  &  COMPANY,  INC.

CERTIFIED  PUBLIC  ACCOUNTANTS

Fountain  Valley,  California
May  17,  2002

                                    DITA, INC
                                  BALANCE SHEET
                                FEBRUARY 28, 2002

                                     ASSETS
                                     ------

CURRENT  ASSETS:
      Cash & cash equivalents                                       $     9,247
      Accounts receivable, net                                          100,055
      Inventory                                                         203,811
                                                                    -----------
          Total current assets                                          313,113

PROPERTY AND EQUIPMENT, net                                              64,870

OTHER ASSETS                                                              3,335
                                                                    -----------

                                                                    $   381,318
                                                                    ===========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT  LIABILITIES:
      Accounts payable                                              $   416,410
      Accrued expense                                                     8,009
      Advance from officers                                              76,058
      Note payable-Bank                                                  43,110
      Note Payable                                                       16,747
      Current  maturities of obligations under
        capital lease                                                     6,419
                                                                    -----------
          Total current liabilities                                     566,753


COMMITMENTS

STOCKHOLDERS'  DEFICIT
      Common  stock,  $.001  par  value;
        10,000,000  shares  authorized,
        3,142,530 shares issued and outstanding                          31,425
      Additional paid in capital                                        613,314
      Accumulated deficit                                              (830,174)
                                                                    -----------
          Total stockholders' deficit                                  (185,435)
                                                                    -----------

                                                                    $   381,318
                                                                    ===========

   The accompanying notes are an integral part of these financial statements.

                                    DITA, INC
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED FEBRUARY 28, 2002 AND 2001

                                                          2002          2001
                                                      -----------   -----------
Net revenue                                           $   893,392   $ 1,063,653

Cost of revenue                                           430,639       426,639
                                                      -----------   -----------

Gross Profit                                              462,753       637,014

Total operating expenses                                  587,797       562,701
                                                      -----------   -----------

Income/(loss) from operations                            (125,044)       74,313

Non-operating  income  (expense):
    Interest expense                                      (38,889)      (40,218)
    Interest income                                            14            34
                                                      -----------   -----------

Income/(loss)  before  income  taxes                     (163,919)       34,129

Provision for income tax                                      800           800
                                                      -----------   -----------

Net income/(loss)                                     $  (164,719)  $    33,329
                                                      ===========   ===========

Basic and diluted weighted average number
  of common stock outstanding                           3,142,530     3,142,530
                                                      ===========   ===========

Basic and diluted net income/(loss) per share         $     (0.05)  $      0.01
                                                      ===========   ===========


   The accompanying notes are an integral part of these financial statements.

                                   DITA, INC.
                      STATEMENTS OF STOCKHOLDERS' DEFICIT
                 FOR THE YEARS ENDED FEBRUARY 28, 2002 AND 2001

                                        Common Stock                                Total
                              -----------------------------------
                              Number of              Additional     Accumulated  Stockholders'
                               Shares     Amount   paid in capital    Deficit       Deficit
                              ---------  --------  --------------   -----------  -------------
Balance at February 29, 2000  3,142,530  $ 31,425     $613,314       $(698,784)    $ (54,045)

Net income for the year
  ended February 28, 2001             -         -            -          33,329        33,329
                              ---------  --------     --------       ---------     ---------

Balance at February 28, 2001  3,142,530    31,425      613,314        (665,455)      (20,716)

Net loss for the year
  ended February 28, 2002             -         -            -        (164,719)     (164,719)
                              ---------  --------     --------       ---------     ---------

Balance at February 28, 2002  3,142,530  $ 31,425     $613,314       $(830,174)    $(185,435)
                              =========  ========     ========       =========     =========






   The accompanying notes are an integral part of these financial statements.

                                    DITA, INC
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED FEBRUARY 28, 2002 AND 2001

                                                             2002        2001
                                                          ----------  ---------

CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
      Net income (loss)                                   $(164,719)  $  33,329
      Adjustments to reconcile net
        income (loss) to net cash used
        in operating  activities:
          Depreciation and amortization                      22,750      17,402
          Provision  for  doubtful  accounts                      -     (15,847)
          (Increase)/decrease in current assets:
            Accounts receivable                              (2,908)    (21,017)
            Inventory                                       (37,827)     (3,986)
            Prepaid expense                                  13,622     (11,925)
          Increase/(decrease) in current liabilities:
            Accounts  payable  and  accrued  expense        129,866      (2,962)
                                                          ---------   ---------
          Total adjustments                                 125,503     (38,335)
                                                          ---------   ---------
      Net cash used in operating activities                 (39,216)     (5,006)
                                                          ---------   ---------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES
        Acquisition of property & equipment                 (15,726)    (20,963)
        (Increase)/decrease in other assets                     274        (213)
                                                          ---------   ---------
      Net cash used in investing activities                 (15,452)    (21,176)
                                                          ---------   ---------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
        Advance from/(repayment of) officers' loan           57,561      (4,977)
        Proceeds from note payable, bank                      3,075      28,654
        Payment of obligations under capital lease           (6,782)     (4,668)
                                                          ---------   ---------
      Net cash provided by financing activities              53,854      19,009
                                                          ---------   ---------

NET DECREASE IN CASH & CASH EQUIVALENTS                        (814)     (7,173)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                   10,061      17,234
                                                          ---------   ---------

CASH & CASH EQUIVALENTS, ENDING BALANCE                   $   9,247   $  10,061
                                                          =========   =========





   The accompanying notes are an integral part of these financial statements.

                                   DITA, INC.
                          NOTES TO FINANCIAL STATEMENTS


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

Long-lived  assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of long-lived Assets and for long-lived Assets to be disposed of." In accordance with SFAS No. 121, long-lived assets to be held are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. As of February 28, 2002, no impairment has been indicated.

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

Revenue  Recognition

The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 101. Revenue is recognized when merchandise is shipped to a customer. Generally, the Company extends credit to its customers and does not require collateral. The Company performs ongoing credit evaluations of its customers and historic credit losses have been within management's expectations.

                                   DITA, INC.
                          NOTES TO FINANCIAL STATEMENTS


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

Allowance  for  doubtful  accounts

In determining the allowance to be maintained, management evaluates many factors including industry and historical loss experience. The allowance for doubtful accounts is maintained at an amount management deems adequate to cover estimated losses. Allowances for bad debts as of February 28, 2002 and February 29, 2001, were $8,470 and $11,516, respectively.

Advertising

The Company expenses advertising costs as incurred. Advertising expenses for the years ended February 28, 2002 and February 29, 2001 amounted to $11,622 and $5,191, respectively.

Segment  Reporting

During the years ended February 28, 2002 and February 29, 2001, the Company only operated in one segment therefore segment disclosure has not been presented.

                                   DITA, INC.
                          NOTES TO FINANCIAL STATEMENTS


Recent  Pronouncements

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

SFAS No. 142 establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. This statement is effective January 1, 2002.

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

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued in August 2001. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business.

The adoption of above pronouncements did not materially impact the Company's financial position or results of operations.

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

                                   DITA, INC.
                          NOTES TO FINANCIAL STATEMENTS


disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Vulnerability due to supplier concentrations - The Company uses two major sources for the supply of several components. Total purchases from the source amounted to $371,945 and $166,430, in the year ended February 28, 2002 and 2001, respectively. Total outstanding balances due these suppliers as of February 28, 2002 and February 28, 2001 were $362,359 and $231,070, respectively. In the event of the loss of the source, the Company has identified an alternate source which may be available. The effect of the loss of any of these sources or a disruption in their business will depend primarily upon the length of time necessary to find a suitable alternative source and could have a material adverse effect on the Company's results of operations.

Vulnerability due to customer concentrations - Net sales to a major customer in the years ended February 28, 2002 and 2001 amounted to approximately $260,000 and $254,000, respectively. There was no receivable balance due from this customer as of February 28, 2002 and 2001.

3.     PROPERTIES  AND  EQUIPMENT

Property and Equipment are stated at cost or fair values at the date of acquisition and, in the case of equipment under capital lease, the present value of minimum lease payments. Property and equipment at February 28, 2002, consisted of the following:

         Computer  &  software                  $  38,823
         Display  cases                            83,167
         Furniture  and  fixtures                  29,452
         Leasehold  improvements                    5,711
                                                ---------
                                                  157,153
         Less:  accumulated  depreciation
                &  amortization                    92,283
                                                ---------
        Property  &  Equipment  (net)           $  64,870
                                                =========

4.    ADVANCES  FROM  STOCKHOLDERS

The amount represents the unpaid balance of non-interest bearing short-term advances received from officer-stockholders. Such advances are unsecured and payable on demand.

5.     NOTE  PAYABLE,  BANK

The Company has a line of credit with its bank in the amount of $48,000 and is unsecured. As of February 28, 2002, the line of credit had a remaining balance of $43,110. Interest paid on all corporate borrowings amounted to $5,039 and $5,083 for the years ended February 28, 2002 and February 28, 2001, respectively.

6.     OBLIGATION  UNDER  CAPITAL  LEASE

The Company leases mezzanines under the term of a capital lease, which is secured by the related equipment costing $15,947. Future minimum lease payment under the capital lease is as follows:

                                   DITA, INC.
                          NOTES TO FINANCIAL STATEMENTS

         Total  minimum  lease  payments  (2003)    $     7,150
         Less  amount  representing  interest              (731)
                                                    -----------
         Present value of net minimum lease payments      6,419
         Less  current  portion                           6,419
                                                    -----------
         Long  term  portion                        $         -
                                                    ===========

Interest expense for the years ended February 28, 2002 and February 28, 2001 amounted to $1,814 and $4,603, respectively.

7.     NOTE  PAYABLE

Note payable is non-interest bearing and is due upon the sale of the corporation.

8.       INCOME  TAXES

No provision was made for Federal income tax since the Company has significant net operating loss carryforwards. For federal income tax return purposes, the Company has available net operating loss carryforwards of approximately
$823,000, at February 28, 2002, which expires through 2015. For State of California income tax purpose, the Company has net operating loss carryforwards of approximately $431,000, at February 28, 2002 and expires through 2005. The availability of the Company's net operating loss carryforwards is subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock.

Temporary differences which give rise to deferred tax assets and liabilities at February 28, 2002 and February 28, 2001 are as follows:

                                             February 28,     February  28,
                                                 2002             2001
                                             ------------     -------------
          Net operating loss carryforwards   $   252,000       $   251,300
          Allowance  for  bad  debts               3,000             4,600
          Valuation  allowance                  (255,000)         (255,900)
                                             -----------       -----------
          Net  deferred  taxes               $         -       $         -
                                             ===========       ===========

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Consolidated Statements of Operations:

                                             February 28,     February  28,
                                                 2002             2001
                                             ------------     -------------
          Tax expense (credit) at
            statutory  rate-federal                (34%)               34%
          State tax expense net of
            federal  tax                            (6)                 6
          Permanent  differences                     1                  1
          Valuation  allowance                      39                (41)
                                             ---------         ----------
          Tax  expense  at  actual  rate             -                  -
                                             =========         ==========


9.     RELATED  PARTY  TRANSACTIONS:

The Company's principal supplier of sunglasses is also a shareholder and a member of the Board of Directors. Total product purchased from this supplier for the years ended February 28, 2002 and February 28, 2001 were $191,607 and

                                   DITA, INC.
                          NOTES TO FINANCIAL STATEMENTS


$166,430, respectively. Accounts payable and accrued expenses at February 28, 2002 and February 28, 2001 include $262,325 and $214,375 payable to this supplier, respectively. The Company also pays interest on outstanding accounts payable balances at a rate of 1.25% per month to this related party. Total interest expenses to this supplier for the years ended February 28, 2002 and 2001 were $36,887 and $32,988.

10.    NET  SALES

The Company's net sales to U.S. and international customers (Japan, Australia, and Canada) for the years ended February 28, 2002 and February 28, 2001, are summarized as follows:

                                            2002          2001
                                        -----------   -----------
       United  States                   $   542,102   $   689,069
       International                        351,290       374,584
                                        -----------   -----------
                                        $   893,392   $ 1,063,653
                                        ===========   ===========


11.    COMMITMENTS

The Company occupies office space on a month-to-month basis since the prior lease expired on December 31, 2001. The Company pays its utilities, insurance, taxes and maintenance. Total rent expenses charged to operations were $36,720 and $37,290 in the years ended February 28, 2002 and February 28, 2001, respectively.

A deposit of $3,060 was paid upon signing of the lease. The Company is in the process of renegotiating a new lease.

12.    SUPPLEMENTAL  DISCLOSURE  OF  CASH  FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid $800 for tax during each of the years ended February 28, 2002 and February 28, 2001. The Company paid $30,636 and $40,218 for interest during the years ended February 28, 2002 and February 28, 2001, respectively

13.    GOING  CONCERN

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

     During the past two fiscal years or later interim period, there were no disagreements between the Company and Stonefield Josephson, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Stonefield Josephson's satisfaction, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

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

ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
             COMPLIANCE  WITH  SECTION  16(a)  OF  THE  EXCHANGE  ACT

     The company's directors, officers and significant employees occupying executive officer positions, their ages as of May 28, 2002, the directors' terms of office and the period each director has served are set forth in the following table:

                                                                    Director's
                                                       Director        Term
      Person          Positions  and Offices            Since        Expires
----------------      ----------------------           --------     ----------
Bendar  Wu,  56       Chairman  of  the Board             1996         2002
                      of  Directors

Jeff  Solorio, 32     President, Secretary,               1996         2002
                      Director  of  Operations,
                      and  Director

John  Juniper,  32    Director of Marketing, and          1996         2002
                      Director

     BENDAR WU. Mr. Wu has been in the optical industry for over 23 years as a distributor or manufacturer. Mr. Wu is the founder, owner and is the president of Glance Eyewear, a worldwide distributor of eyewear with annual sales exceeding $20 million. The company has been in business for over fifteen years. Glance has manufactured eyewear for companies such as J. Crew, Limited and Nordstrom. Mr. Wu received a law decree in Taiwan at Soo Chow University and an MBA from Wager College in New York.

     JEFF SOLORIO. Prior to starting Dita Mr. Solorio founded a marketing firm, Hollywood died Independence. Mr. Solorio acted as president of Hollywood died Independence for three years and produced creative marketing materials for companies such as Rusty, Capital Distribution (Spare, Ezekiel, Blond) and Herbie Fletcher. Mr. Solorio also provided film production and other marketing materials for action sports related companies such as Rusty, Morrow Snowboards, Purged Snowboards, Lib-Tech, Herbie Fletcher, Capital Distribution, Black Flys and Arnet. Mr. Solorio's marketing and promotional work has won several industry awards. Over the last three and a half years Mr. Solorio has acted as a director and vice president of operations of Dita, Inc. Mr. Solorio's duties at Dita include inventory management, product development and design, processing of accounts payable, management of warehouse staff, processing of payroll and pricing.

     JOHN JUNIPER. Prior to joining Dita, Mr. Juniper was employed by Crown Distribution and was responsible for creating and implementing marketing programs and sales materials for Crown Distribution's family of companies, which included Purged Snowboards, BPS Binding Company, Mantle Snowboards, 1159 Snowboards, Dynamics Sled Manufacturing and Holly Grail Productions. Mr. Juniper's responsibilities included all advertising concepts, design and layout of advertisements, selection of models, photographers, cinematographers, graphic artists, photography and coordination of media publication advertisements. He produced over 150 full-page color advertisements and editorials in both national and international publications in a twelve-month period. In addition, Mr. Juniper is a freelance photographer and has worked with action sports companies including Morrow Snowboards, Black Flys, Evol Casuals, Blond, Spare, Ezekiel, Original Sin and Rusty Clothes. Over the last three and a half years Mr. Juniper has acted as a director and vice president of marketing for Dita, Inc. Mr. Juniper's duties at Dita as marketing director include development of annual advertising campaigns, selection of photographers, models, stylists, hair and makeup artists, development of company catalogs, print and outdoor ads, selection of graphic artists and development of all mailers, trade show invitations, public relations and product development and design.

     Section  16(a)  Beneficial  Ownership  Reporting  Compliance
     ------------------------------------------------------------

     There was no person who, at any time during the 2002 fiscal year, was a director, officer or beneficial owner of more than ten percent of our common stock, and who failed to file on a timely basis reports required by Section 16(a) of the 1934 Exchange Act during fiscal year 2002, as disclosed on Forms 3 and 4 and amendments thereto furnished to our company under the SEC's Rule 16a-3(c) during fiscal year 2002 and Forms 5 and amendments thereto furnished to our company with respect to fiscal year 2002 and any written representations furnished to our company.

ITEM  10.     EXECUTIVE  COMPENSATION

     Set forth below is the aggregate compensation during fiscal years 2000, 2001 and 2002 of the chief executive officer of the Company. During the period, no executive officer of the Company received compensation that exceeded $100,000.

                            Fiscal         Annual       Other
          Name               Year          Salary      Compensation
-------------------         ------         ------      ------------
     Jeff  Solorio           2002          $43,200        None

     Troy  Schmidt           2002          $26,100        None

     Troy  Schmidt           2001          $45,000        None

     Troy  Schmidt           2000          $45,000        None

     During the last three fiscal years, no executive officer of the company has been granted stock options or stock appreciation rights and no executive officer, other than its former president, Troy Schmidt, has been granted stock in exchange for services. The company has no long-term incentive plan intended to serve as incentive for performance to occur over a period longer than one fiscal year.

     Directors of the company receive no compensation for their services as directors.

ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

     The table below sets forth, as of May 28, 2002, the number of shares of common stock of the company beneficially owned by each officer and director of the company, individually and as a group, and by each person known to the company to be the beneficial owner of more than five percent of the common stock.

                                           Number  of
                                           Shares  of
     Name  and  Address                   Common  Stock         Percent
     ------------------                   -------------         -------
     Bendar  Wu                               650,000             20.7
     384  East  Shore  Road
     Great  Neck,  NJ  11024

     Jeff  Solorio                            576,000             18.3
     336  North  Sycamore  Avenue
     Los  Angeles,  CA  90036

     John  Juniper                            576,000             18.3
     336  North  Sycamore  Avenue
     Los  Angeles,  CA  90036

     Officers  and  Directors               1,802,000             57.3
     as  a  group  (3  persons)
-------------------------------


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

     When we need the product, we place orders for it with Glance. Glance ships the product to us and bills us net, 30 days for each invoice. In exchange for Glance's funding and warehousing these inventories, Glance charges us a premium. This premium increases our cost of goods sold from 20 to 30 percent above industry standard. Our purchases from Glance in fiscal year ended 2001 were

$166,430 and in fiscal year 2002 were $154,720. Our accounts payable and accrued expenses owed to Glance at fiscal year-end 2001 were $214,375 and at fiscal year-end 2002 were $262,325. The interest rate we pay on outstanding payable balances to Glance is fifteen percent a year.

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

ITEM  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits

     The  following  exhibits  are  filed  as  part  of  this  Form  10-KSB:

     Exhibit  No.                    Description
     ------------                    ------------

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

        None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       DITA,  INC.



Date:  May  29,  2002                  By  /s/  Jeff  Solorio
                                           -------------------------------------
                                           Jeff  Solorio,  President

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  May  29,  2002                  /s/  Jeff  Solorio
                                       -----------------------------------------
                                       Jeff  Solorio,  Chief  Financial
                                       Officer,  Secretary  and  Director



Date:  May  29,  2002                  /s/  Bendar  Wu
                                       -----------------------------------------
                                       Bendar  Wu,  Director



Date:  May  29,  2002                  /s/  John  Juniper
                                       -----------------------------------------
                                       John  Juniper,  Director