Form 10QSB
period 2002-05-31
DITA INC
filed 2002-07-18
CIK 1010698

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended May 31, 2002

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





     As of May 31, 2002, there were 3,142,530 shares of the Registrant's Common Stock, par value $0.01 per share, outstanding.

     Transitional  Small Business Disclosure Format (check one):  Yes     No X
                                                                     ---    ---

                         PART I - FINANCIAL INFORMATION

Item  1.     Financial  Statements

                                    DITA, INC
                                  BALANCE SHEET
                                  MAY 31, 2002
                                  (Unaudited)


                                     ASSETS
                                     ------

CURRENT  ASSETS:
     Cash & cash equivalent                                         $     7,869
     Accounts receivable, net                                           126,667
     Prepaid expenses                                                     1,782
     Inventory                                                          170,792
                                                                    -----------
          Total current assets                                          307,110

PROPERTY AND EQUIPMENT, net                                              60,319

OTHER ASSETS                                                              3,335
                                                                    -----------
                                                                    $   370,764
                                                                    ===========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT  LIABILITIES:
     Accounts payable                                               $   401,758
     Accrued expense                                                      9,866
     Advance from officers                                               73,434
     Note payable-Bank                                                   56,228
     Note payable                                                        16,747
     Current  maturities of obligations under capital lease               4,575
                                                                    -----------
          Total current liabilities                                     562,608

COMMITMENTS

STOCKHOLDERS'  EQUITY
     Common  stock,  $.001  par  value;
       10,000,000  shares  authorized,
       3,142,530 shares issued and outstanding                           31,425
     Additional paid in capital                                         613,314
     Accumulated deficit                                               (836,583)
                                                                    -----------
          Total stockholders' deficit                                  (191,844)
                                                                    -----------
                                                                    $   370,764
                                                                    ===========


              The accompanying notes are an integral part of these
                              financial statements.

                                    DITA, INC
                            STATEMENTS OF OPERATIONS
            FOR THE THREE MONTH PERIODS ENDED MAY 31, 2002 AND 2001
                                  (UNAUDITED)

                                                       2002            2001
                                                  -------------   -------------
Net revenue                                       $     225,572   $     395,970

Cost of revenue                                          98,451         160,981
                                                  -------------   -------------

Gross profit                                            127,121         234,989

Total operating expenses                                118,529         178,034
                                                  -------------   -------------

Income from operations                                    8,592          56,955

Non-operating income (expense):
     Interest expense                                  (14,201)         (11,652)
                                                  -------------   -------------

Income (loss) before income taxes                       (5,609)          45,303

Provision for income taxes                                 800              800
                                                  -------------   -------------

Net income (loss)                                 $     (6,409)   $      44,503
                                                  ============    =============

Basic and diluted weighted average number
  of common stock outstanding                        3,142,530        3,142,530
                                                  ============    =============

Basic and diluted net income (loss) per share     $     (0.002)   $       0.014
                                                  ============    =============

              The accompanying notes are an integral part of these
                              financial statements.

                                    DITA, INC
                            STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTH PERIODS ENDED MAY 31, 2002 AND 2001
                                  (UNAUDITED)

                                                           2002         2001
                                                       -----------   ----------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
     Net income (loss)                                 $   (6,409)   $   44,503
     Adjustments to reconcile net income
     (loss) to net cash used in operating
     activities:
          Depreciation and amortization                     4,551         3,116
          (Increase)/decrease in current assets:
               Accounts receivable                        (26,612)      (89,075)
               Inventory                                   33,019       (55,034)
               Prepaid Expense                             (1,782)        4,081
          Increase/(decrease) in current
          liabilities:
               Accounts payable and accrued expenses      (12,795)       90,066
                                                       ----------    ----------
          Total adjustments                                (3,619)      (46,846)
                                                       ----------    ----------
     Net cash used in operating activities                (10,028)       (2,343)
                                                       ----------    ----------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
          Repayment of loans from officers                 (2,624)          (31)
          Proceeds from note payable, bank                 13,118         9,197
          Payments on obligation under capital lease       (1,844)       (2,260)
                                                       ----------    ----------
     Net cash provided by financing activities              8,650         6,906
                                                       ----------    ----------

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS         (1,378)        4,563

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                  9,247        10,061
                                                       ----------    ----------

CASH & CASH EQUIVALENTS, ENDING BALANCE                $    7,869    $   14,624
                                                       ==========    ==========

Supplemental disclosure of cash flow information:

Income tax paid                                                 -             -
                                                       ==========    ==========

Interest paid                                               3,795         5,000
                                                       ==========    ==========

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

Basis  of  Preparation

The accompanying Interim Condensed Financial Statements are prepared in accordance with rules set forth in Regulation SB of the Securities and Exchange Commission. As said, these statements do not include all disclosures required under generally accepted principles and should be read in conjunction with the audited financial statements for the year ended February 28, 2002. In the opinion of management all adjustments consisting of normal reoccurring accruals have been made to the financial statements. The results of operation for the three months ended May 31, 2002 are not necessarily indicative of the results to be expected for the fiscal year ending February 28, 2003.

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

Allowance  for  doubtful  accounts

In determining the allowance to be maintained, management evaluates many factors including industry and historical loss experience. The allowance for doubtful accounts is maintained at an amount management deems adequate to cover estimated losses. Allowance for bad debts as of May 31, 2002 was $8,470.

Advertising

The Company expenses advertising costs as incurred. Advertising expense for the three-month periods ended May 31, 2002 and 2001 amounted to $2,800 and $4,700, respectively.

Segment  Reporting

During the periods ended May 31, 2002 and 2001, the Company only operated in one segment therefore segment disclosure has not been presented.

                                   DITA, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


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

Vulnerability due to supplier concentrations - The Company used one major source for the supply of several components. Total purchases from this source amounted to $25,803 in the three month period ended May 31, 2002. In the event of the loss of the sources, the Company has identified an alternate source that may be available. The effect of the loss of any of these sources or a disruption in their business will depend primarily upon the length of time necessary to find a suitable alternative source and could have a material adverse effect on the Company's results of operations.

                                   DITA, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


Vulnerability due to customer concentrations - Net sales to one major customer in the three month period ended May 31, 2002 amounted to approximately $58,500. Account receivable from the major customer at May 31, 2002 amounted to $1,586.

3.  ADVANCES  FROM  STOCKHOLDERS:

This amount represents the unpaid balance of non-interest bearing short-term advances received from officer-stockholders. Such advances are unsecured and payable on demand.

4.  NOTE  PAYABLE:

Note payable is non-interest bearing, unsecured and is due upon the sale of the corporation.

5.  NET  SALES

The Company's net sales to U.S. and international customers (Japan, Australia, and Canada) for the periods ended May 31, 2002 and May 31, 2001, are summarized as follows:

                                            2002         2001
                                        -----------  -----------
          United  States                $   165,190  $   231,859
          International                      60,382      164,111
                                        -----------  -----------
                                        $   225,572  $   395,970
                                        ===========  ===========

6.  COMMITMENTS:

The Company occupies office space on a month-to-month basis since the prior lease expired on December 31, 2001. The Company pays its utilities, insurance, taxes and maintenance. Total rent expense charged to operations was $9,180 and $9,100 in the periods ended May 31, 2002 and 2001, respectively.

A deposit of $3,060 was paid upon signing of the lease. The Company is in the process of renegotiating a new lease.

7.  GOING  CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. The Company has accumulated deficit of $836,583 including a net loss of $6,409 for the three-month period ended May 31, 2002. The continuing loss has adversely affected the liquidity of the Company. The Company faces continuing significant business risks, including but not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due.

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

                                   DITA, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the period ended May 31, 2002, towards (i) controlling salaries and general and administrative expenses (ii) management of accounts payable and
(iii)  evaluation  of  its  distribution  and  marketing  methods.

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

     Financial  condition,  changes  in  financial  condition  and  results  of
     --------------------------------------------------------------------------
operations  -  First Quarter  of  Fiscal Year 2003 Compared to First Quarter of
-------------------------------------------------------------------------------
Fiscal  Year  2002
------------------

     Dita's sales decreased in the three-month period ended May 31, 2002 (Q1:2003) from sales achieved in the three months ended May 31, 2001 (Q1:2002), by a total of $170,397. The decrease in overall sales is due primarily to decreases in international sales because of the weakening yen. Decreases were also due to the restructuring of distribution, both internationally and domestically. During the quarter ended May 31,2002 we established new sales in our accessories division.

     The cost of sales decreased in the three-month period ended May 31, 2002 (Q1:2003) from cost of sales incurred in the three-month period ended May 31, 2001 (Q1:2002), by a total of $62,530. This decrease is attributable to the above noted decrease in sales. However, the overall gross margin, 56.4% in Q1:2003, remained fairly consistent with our previous years gross margin 59.7% in Q1:2002.

     Operating expenses decreased from $178,034 - in Q1:2002 to $118,529 - in Q1:2003. There were no significant increases in any categories. However, the significant decreases were -

     - A decrease in advertising expense from $2,766 in Q1:2002 to $199 in Q1:2003;

     - A decrease in photography expense from $7,779 in Q1:2002 to $147 in Q1:2003;

     - A decrease in entertainment expense from $2,370 in Q1:2002 to $118 in Q1:2003;

     - A decrease in telephone expense from $5,008 in Q1:2002 to $2,874 in Q1:2003;

     - A decrease in office expense from $8,660 in Q1:2002 to $4,283 in Q1:2003;

     - A decrease in accounting fees from $11,875 in Q1:2002 to $6,425 in Q1:2003;

     - A decrease in office salaries expense from $11,075 in Q1:2002 to $8,196 in Q1:2003; and

     - A decrease in officer's salaries from $34,650 in Q1:2002 to $21,600 in Q1:2003.


     Our accounts receivable, net of allowances for doubtful accounts, increased by $26,612 from the end of fiscal year 2002 to the end of Q1:2003, and our accounts payable and accrued expenses increased by $12,795 from the end of FY 2002 to the end of Q1:2003. Our cash position decreased by $1,378 from the end of FY 2001 to the end of Q1:2003. Cash and cash equivalents on May 31, 2002 amounted to $7,869. Inventory decreased by $33,019 from the end of FY 2001 to the end of Q1:2003. Stockholders' equity decreased by $6,409 from the end of FY 2002 to the end of Q1:2003.

     Liquidity  and  Outlook.
     ------------------------

     The company's limited liquidity position was supported in Q1:2003 mainly by three factors: (1) from the services provided by Glance, Inc., a manufacturer of sunglasses under the control of Bendar Wu, the chairman of our board of directors, which company funds a considerable portion of our inventory; (2) from maintaining a large accounts payable; and (3) sales from our new accessories division.

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

     We perceive our long-term solution for continued improvement to be two fold. First our gross margin must continue to improve. The company showed improvement in this area by maintaining its gross margin in fiscal year 2002 over fiscal 2003. However, gross margin needs to be continually improved. The essential services provided by Glance, Inc. come at a cost - they increase our cost of goods sold from 10 to 20 percent above industry standard. Yet, it is impossible to dispense with these services without the cash to pay for a considerable portion of our inventory that Glance provides. We are still working on obtaining additional lines of credit from lending institutions that cater to small businesses. When we have exhausted these possibilities, we will attempt to obtain capital through the sale of shares of common stock. The second area in which the company can increase its profitability is to move into licensing of additional brands. With Dita's relationship with Glance, the company has the ability to fund the production requirements of a new sunglass license. The company has not identified a source of funds required for the implementation of a new licensing program. In order for Dita to enter into a licensing agreement with another brand it will be necessary to form a partnership with the proposed licensor. In this partnership Dita would fund the production, utilize its existing property plant equipment, in-house sales, shipping and customer service staff and the licensor would fund the remaining capital deficiencies. Currently Dita is researching several different markets where licensing could be profitable.

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

        None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  July  17,  2002                    Dita,  Inc.


                                          By/s/  Jeff  Solorio
                                            ------------------------------------
                                            Jeff  Solorio,  President  and
                                              Chief  Financial  Officer