Form 10QSB
period 2002-08-21
DITA INC
filed 2002-10-21
CIK 1010698

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended August 31, 2002

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






     As of August 31, 2002, there were 3,140,000 shares of the Registrant's Common Stock, par value $0.01 per share, outstanding.

     Transitional  Small Business Disclosure Format (check one):  Yes    No X
                                                                     ---   ---

                         PART I - FINANCIAL INFORMATION


Item  1.     Financial  Statements

                                    DITA, INC
                                  BALANCE SHEET
                                AUGUST 31, 2002
                                  (Unaudited)
                                  -----------


                                     ASSETS
                                     ------

CURRENT  ASSETS:
     Cash & cash equivalents                                       $     19,557
     Accounts receivable, net of allowance for bad debts
       of  $8,470                                                       118,610
     Prepaid expenses                                                     1,782
     Inventory                                                          165,379
                                                                   ------------
          Total current assets                                          305,328

PROPERTY AND EQUIPMENT, net                                              55,768

OTHER ASSETS                                                              3,335
                                                                   ------------

                                                                   $    364,431
                                                                   ============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT  LIABILITIES:
     Accounts payable                                              $    404,916
     Accrued expense                                                      8,666
     Advance from officers                                               69,332
     Deferred revenue                                                    10,000
     Note payable-Bank                                                   61,929
     Note payable                                                        16,747
     Current  maturities of obligations under capital lease               2,705
                                                                   ------------
          Total current liabilities                                     574,295

COMMITMENTS

STOCKHOLDERS'  DEFICIT
     Common  stock,  $.001  par  value;
       Authorized  shares  10,000,000,
       3,142,530 shares issued and outstanding                           31,425
     Additional paid in capital                                         613,314
     Accumulated deficit                                               (854,603)
                                                                   ------------
          Total stockholders' deficit                                  (209,864)
                                                                   ------------

                                                                   $    364,431
                                                                   ============


   The accompanying notes are an integral part of these financial statements.

                                    DITA, INC
                            STATEMENTS OF OPERATIONS
    FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED AUGUST 31, 2002 AND 2001
                                  (Unaudited)
                                  -----------

                                 Three Months Ended         Six Months Ended
                                     August 31,                August 31,
                                 2002         2001          2002        2001
                             -----------  -----------  -----------  -----------
Net revenue                  $   206,997  $   186,206  $   432,569  $   582,176

Cost of revenue                   80,416       88,660      178,867      249,641
                             -----------  -----------  -----------  -----------

Gross Profit                     126,581       97,546      253,702      332,535

Total operating expenses         129,972      150,590      248,501      328,624
                             -----------  -----------  -----------  -----------

Income (loss) from Operations     (3,391)     (53,044)       5,201        3,911

Non-Operating  expense:
  Interest expense               (14,629)     (12,333)     (28,830)     (23,985)
                             -----------  -----------  -----------  -----------

Loss before income taxes         (18,020)     (65,377)     (23,629)     (20,074)

Provision for income taxes             -            -          800          800
                             -----------  -----------  -----------  -----------

Net loss                     $   (18,020) $   (65,377) $   (24,429) $   (20,874)
                             ===========  ===========  ===========  ===========

Basic and diluted weighted
  average number of common
  stock outstanding            3,142,530    3,142,530    3,142,530    3,142,530
                             ===========  ===========  ===========  ===========

Basic and diluted net
  loss per share             $     (0.01) $     (0.02) $     (0.01) $     (0.01)
                             ===========  ===========  ===========  ===========

   The accompanying notes are an integral part of these financial statements.

                                    DITA, INC
                            STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTH PERIODS ENDED AUGUST 31, 2002 AND 2001
                                  (Unaudited)
                                  -----------

                                                         2002           2001
                                                     -----------    -----------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
     Net loss                                        $   (24,429)   $   (20,874)
     Adjustments  to  reconcile  net  loss
       to  net  cash  provided  by  (used  in)
       operating  activities:
            Depreciation and amortization                  9,102          6,025
            (Increase)/decrease in current assets:
                 Accounts receivable                     (18,555)       (22,005)
                 Inventory                                38,432        (61,563)
                 Prepaid Expense                          (1,782)         7,261
            Increase/(decrease) in current
            liabilities:
                 Deferred  revenue                        10,000              -
                 Accounts payable and accrued
                 expenses                                (10,837)        79,300
                                                     -----------    -----------
            Total adjustments                             26,360          9,018
                                                     -----------    -----------

            Net cash provided by (used in)
              operating activities                         1,931        (11,856)
                                                     -----------    -----------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES
     Acquisition  of  property  and  equipment                 -         (2,500)
                                                     -----------    -----------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
     Loans from (repayment of loans from) officers        (6,726)        19,921
     Proceeds of note payable, bank                        4,462            843
     Proceeds  from  credit  lines                        14,357              -
     Payments on obligation under capital lease           (3,714)        (4,027)
                                                     -----------    -----------
     Net cash provided by financing activities             8,379         16,737
                                                     -----------    -----------

NET INCREASE IN CASH & CASH EQUIVALENTS                   10,310          2,381

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                 9,247         10,061
                                                     -----------    -----------

CASH & CASH EQUIVALENTS, ENDING BALANCE              $    19,557    $    12,442
                                                     ===========    ===========

Supplemental disclosure of cash flow information:

Income tax paid                                      $         -    $       800
                                                     ===========    ===========

Interest paid                                        $     3,880    $     5,100
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

Basis  of  Preparation

The accompanying Interim Condensed Financial Statements are prepared in accordance with rules set forth in Regulation SB of the Securities and Exchange Commission. As said, these statements do not include all disclosures required under generally accepted principles and should be read in conjunction with the audited financial statements for the year ended February 28, 2002. In the opinion of management all adjustments consisting of normal reoccurring accruals have been made to the financial statements. The results of operation for the six months ended August 31, 2002 are not necessarily indicative of the results to be expected for the fiscal year ending February 28, 2003.

2.     CERTAIN  SIGNIFICANT  RISKS  AND  UNCERTAINITIES

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

Vulnerability due to supplier concentrations - The Company used one major source for the supply of several components. Total purchases from this source amounted to $72,882 in the six month period ended August 31, 2002. In the event of the loss of the sources, the Company has identified an alternate source that may be available. The effect of the loss of any of these sources or a disruption in their business will depend primarily upon the length of time necessary to find a suitable alternative source and could have a material adverse effect on the Company's results of operations.

Vulnerability due to customer concentrations - Net sales to one major customer in the period ended August 31, 2002 amounted to approximately $88,300. Account receivable from the major customer at August 31, 2002, amounted to $4,656.

3.     BASIC  AND  DILUTED  NET  LOSS  PER  SHARE

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

                                   DITA, INC.
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


4.     RECENT  PRONOUNCEMENTS

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued in August 2001. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. The adoption of SFAS 144 did not have a material effect on the Company's earnings or financial position.

In May 2002, the Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). SFAS 145 rescinds the automatic treatment of gains or losses from extinguishments of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes various technical corrections to existing pronouncements. The provisions of SFAS 145 related to the rescission of FASB Statement 4 are effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. All other provisions of SFAS 145 are effective for transactions occurring after May 15, 2002, with early adoption encouraged. The Company does not anticipate that adoption of SFAS 145 will have a material effect on its earnings or financial position.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost, as defined, was recognized at the date of an entity's commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with earlier application encouraged. The Company does not expect adoption of SFAS No. 146 to have a material impact, if any, on its financial position or results of operations.

5.    ADVANCES  FROM  STOCKHOLDERS:

This amount represents the unpaid balance of non-interest bearing short-term advances received from officer-stockholders. Such advances are unsecured and payable on demand.

6.     NOTE  PAYABLE:

Note payable is non-interest bearing, unsecured and is due upon the sale of the corporation.

                                   DITA, INC.
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


7.     DEFERRED  REVENUE:

The Company received $10,000 advance payment from an unrelated party for the services to be provided.

8.    NET  SALES

The Company's net sales to U.S. and international customers (Japan, Australia, and Canada) for the periods ended August 31, 2002 and August 31, 2001, are summarized as follows:

                                               2002         2001
                                            ----------   ----------
          United  States                    $ 342,311    $ 331,140
          International                       100,258      251,036
                                            ---------    ---------
                                            $ 442,569    $ 582,176
                                            =========    =========

9.   COMMITMENTS:

The Company occupies office space on a two-year lease commenced on April 1, 2002. The Company pays its utilities, insurance, taxes and maintenance.

Future minimum lease commitments, excluding property taxes and insurance, are approximately as follows:

                      Period  ending  August  31,
                      ---------------------------
                      2003             $  39,318
                      2004                23,557

Total rent expense charged to operations was $18,513 and $18,360 in the periods ended August 31, 2002 and 2001, respectively.

A  deposit  of  $3,060  was  paid  upon  signing  of  the  original  lease.

10.   GOING  CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. The Company has accumulated deficit of $854,603 including a net loss of $24,429 for the six-month period ended August 31, 2002. The continuing loss has adversely affected the liquidity of the Company. The Company faces continuing significant business risks, including but not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due.

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

                                   DITA, INC.
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


10.   GOING  CONCERN  (Continued)

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the period ended August 31, 2002, towards (i) controlling salaries and general and administrative expenses (ii) management of accounts payable and
(iii)  evaluation  of  its  distribution  and  marketing  methods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements."

     Financial  condition,  changes  in   financial  condition  and  results  of
     ---------------------------------------------------------------------------
operations  -  Second  Quarter of Fiscal Year 2003 Compared to Second Quarter of
--------------------------------------------------------------------------------
Fiscal  Year  2002
------------------

     Dita's sales increased in the three-month period ended August 31, 2002 (Q2:2003) over sales achieved in the three months ended August 31, 2001 (Q2:2002), by a total of $20,791. The increase in overall sales is due primarily to increases in department store sales and sales in our new accessories division. The increase can also be attributed to a new contract with Hurled International.

     Our cost of sales decreased in the three-month period ended August 31, 2002 (Q2:2003) from the cost of sales incurred in the three-month period ended August 31, 2001 (Q2:2002), a total of $8,244. This decrease is attributed to improving the margins of our product and stocking fewer sunglass cases. With this decrease came an increase in the overall profit margin from 52 percent in Q2:2002 to 61 percent in Q2:2003.

     Operating expenses for Q2:2003 were $126,972 compared to $150,590 for Q2:2002. The only significant changes in the current quarter as compared to the second quarter, last year were -

     -     a decrease in photography expense from $3,180 in Q2:2002 to $19 in Q2
           2003;

     - a decrease in office expense from $8,694 in Q2:2002 to $4,498 in Q2:2003;

     - an increase in accounting fees from $2,800 in Q2:2002 to $11,600 in Q2:2003;

     - a decrease in research and development from $2,524 in Q2:2002 to $59 in Q2 2003;

     - a decrease in office salaries from $10,582 in Q2:2002 to $8,196 in Q2:2003; and

     - a decrease in officer's salary from $34,650 in Q2:2002 to $21,600 in Q2:2003.

     Dita had a loss of $3,391 from operations in Q2:2003 as compared to a loss of $53,044 in Q2:2002. This decline is attributed to two factors: the increase in sales and the decrease in operating costs.

     Our accounts receivable, net of allowances for doubtful accounts, decreased by $542 from the end of Q2:2002 to the end of Q2:2003, and our accounts payable and accrued expenses increased by $39,729 from the end of Q2:2002 to the end of Q2:2003. Our cash position increased by $7,115 from the end of Q2:2002 to the end of Q2:2003. Inventory decreased by $62,168 from the end of Q2:2002 to the end of Q2:2003. Stockholders' equity decreased by $24,429.50 from the end of fiscal year 2002 to the end of Q2:2003.

     First  Half  of Fiscal Year 2003 Compared to First Half of Fiscal Year 2002
     ---------------------------------------------------------------------------

     Dita's sales of $432,569 decreased in the first half of Fiscal Year 2003 by

$149,607 from sales of $582,176 in the first half of FY 2002. The decrease is primarily attributed to a slowing economy in the U.S. plus a decrease in international sales.

     Our cost of sales was $178,867 for the first half of FY 2003 - 41 percent - compared to $249,641 for the first half of FY 2002 - 43 percent. The decline is attributed to higher margins in product.

     Operating expenses of $248,501 for the first half of FY 2003 - 57 percent of sales - compared with operating expenses of $328,624 for the first half of FY 2002 - 56 percent of sales.

     We had a net loss from operations of $23,629 in the first half of FY 2003 compared with a net loss of $20,074 in the first half of FY 2002.

     Liquidity  and  Outlook.
     ------------------------

     Our limited liquidity position was supported in Q2:2003 mainly by two factors (1) from the services provided by Glance, Inc., a manufacturer of sunglasses under the control of Bendar Wu, the chairman of our board of directors, which company funds a considerable portion of our inventory, and (2) from maintaining a large accounts payable.

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

     We perceive our long-term solution to attain profits to be two-fold. First our gross margin must continue to improve. The essential services provided by Glance, Inc. come at a cost - they increase our cost of goods sold from 10 to 20 percent above industry standard. Yet, it is impossible to dispense with these services without the cash to pay for a considerable portion of our inventory that Glance provides. We are still working on obtaining additional lines of credit from lending institutions that cater to small businesses. When we have exhausted these possibilities, we will attempt to obtain capital through the sale of shares of common stock. The second area in which the company can increase its profitability is to move into licensing of additional brands. With Dita's relationship with Glance, the company has the ability to fund the production requirements of a new sunglass license. Hurley International has now contracted Dita to design and produce eyewear. This should help improve and generate needed profits.

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

Item  3.     Controls  and  Procedures

     Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in this report is recorded, processed, accumulated and communicated to our management, including our chief executive officer and our chief financial officer, to allow timely decisions regarding the required disclosure. Within the 90 days prior to the filing date of this report, our management, with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of the design and operation of these disclosure controls and procedures. Our chief executive officer and chief financial officer concluded, as of fifteen days prior to the filing date of this report, that these disclosure controls and procedures are effective.

     Changes in internal controls. Subsequent to the date of the above evaluation, we made no significant changes in our internal controls or in other factors that could significantly affect these controls, nor did we take any corrective action, as the evaluation revealed no significant deficiencies or material weaknesses.

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

Date:  October  21,  2002                Dita,  Inc.


                                         By/s/  Jeff  Solorio
                                           -------------------------------------
                                           Jeff  Solorio,  President  and
                                             Chief  Financial  Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)

I,  Jeff  Solorio,  Chief  Executive  Officer  of  the registrant, certify that:

     1.     I  have  reviewed  this  annual report on Form 10-QSB of Dita, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  October  21,  2002               /s/  Jeff  Solorio
                                        ----------------------------------------
                                        Jeff  Solorio
                                        Chief  Executive  Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)

I,  Jeff  Solorio,  Chief  Financial  Officer  of  the registrant, certify that:

     1.     I  have  reviewed  this  annual report on Form 10-QSB of Dita, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  October  21,  2002               /s/  Jeff  Solorio
                                        ----------------------------------------
                                        Jeff  Solorio
                                        Chief  Financial  Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)


     In connection with the accompanying Quarterly Report of Dita, Inc. (the "Company") on Form 10-QSB for the period ended August 31, 2002 (the "Report"), I, Jeff Solorio, Chief Executive Officer of the Company, hereby certify that to my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated:  October  21,  2002              /s/  Jeff  Solorio
                                        ---------------------------------------
                                        Jeff  Solorio
                                        Chairman  and  Chief  Executive  Officer


     The above certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and is not being filed as part of the Form 10-Q or as a separate disclosure document.

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)


     In connection with the accompanying Quarterly Report of Dita, Inc. (the "Company") on Form 10-QSB for the period ended August 31, 2002 (the "Report"), I, Jeff Solorio, Chief Financial Officer of the Company, hereby certify that to my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated:  October  21,  2002            /s/  Jeff  Solorio
                                      ------------------------------------------
                                      Jeff  Solorio
                                      Chief  Financial  Officer


     The above certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and is not being filed as part of the Form 10-Q or as a separate disclosure document.