Form 10QSB
period 2002-11-30
DITA INC
filed 2003-01-10
CIK 1010698

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended November 30, 2002

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






     As of January 3, 2003, there were 3,142,530 shares of the Registrant's Common Stock, par value $0.01 per share, outstanding.

     Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

Item  1.     Financial  Statements

     Balance  Sheet November 30, 2002 (Unaudited)                              3
     Statements  of  Operations  for  the  Three  Month
       and  Nine  Month  Periods  Ended  November  30,  2002
       and  2001  (Unaudited)                                                  4
     Statements  of  Cash  Flows  for  the  Nine  Month  Periods  Ended
       November  30, 2002 and 2001 (Unaudited)                                 5
     Notes to Unaudited Financial Statements                                   6

                                    DITA, INC
                                  BALANCE SHEET
                                NOVEMBER 30, 2002
                                  (Unaudited)
                                  -----------

                                     ASSETS
                                     ------
CURRENT  ASSETS:
  Cash & cash equivalents                                          $     16,199
  Accounts receivable, net of allowance for bad
    debts of $7,851                                                      99,332
  Prepaid expenses                                                        2,735
  Inventory                                                             157,303
                                                                   ------------
      Total current assets                                              275,569

PROPERTY AND EQUIPMENT, net                                              50,967

OTHER ASSETS                                                              3,335
                                                                   ------------

                                                                   $    329,871
                                                                   ============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT  LIABILITIES:
  Accounts payable                                                 $    423,636
  Accrued expense                                                        13,487
  Advance from officers                                                  77,076
  Deferred revenue                                                       12,143
  Note payable-Bank                                                      59,021
  Note payable                                                           16,747
  Current  maturities of obligations under capital lease                    812
                                                                   ------------
      Total current liabilities                                         602,922

COMMITMENTS

STOCKHOLDERS'  DEFICIT
  Common  stock,  $.001  par  value;
    Authorized  shares  10,000,000,
    3,142,530 shares issued and outstanding                              31,425
  Additional paid in capital                                            613,314
  Accumulated deficit                                                  (917,789)
                                                                   ------------
      Total stockholders' deficit                                      (273,050)
                                                                   ------------

                                                                   $    329,871
                                                                   ============

   The accompanying notes are an integral part of these financial statements.

                                    DITA, INC
                            STATEMENTS OF OPERATIONS
  FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED NOVEMBER 30, 2002 AND 2001
                                  (Unaudited)
                                  -----------

                                 Three Months Ended        Nine Months Ended
                                    November 30,              November 30,
                                 2002         2001         2002         2001
                             -----------  -----------  -----------  -----------
Net revenue                  $   100,340  $   170,339  $   532,909  $   752,515

Cost of revenue                   48,336       80,086      227,203      329,727
                             -----------  -----------  -----------  -----------

Gross Profit                      52,004       90,253      305,706      422,788

Total operating expenses         100,313      116,021      348,814      444,645
                             -----------  -----------  -----------  -----------

Loss from Operations             (48,309      (25,768)     (43,108)     (21,857)


Non-Operating  expense:
  Interest expense               (14,877)     (11,940)     (43,707)     (35,925)
                             -----------  -----------  -----------  -----------
Loss before income taxes         (63,186)     (37,708)     (86,815)     (57,782)

Provision for income taxes             -            -          800          800
                             -----------  -----------  -----------  -----------

Net loss                     $   (63,186) $   (37,708)  $  (87,615) $   (58,582)
                             ===========  ===========   ==========  ===========

Basic and diluted weighted
  average number of common
  stock outstanding            3,142,530    3,142,530    3,142,530    3,142,530
                             ===========  ===========   ==========  ===========

Basic and diluted net loss
  per share                  $     (0.02) $    (0.012)  $    (0.03) $    (0.019)
                             ===========  ===========   ==========  ===========

   The accompanying notes are an integral part of these financial statements.

                                    DITA, INC
                            STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTH PERIODS ENDED NOVEMBER 30, 2002 AND 2001
                                  (Unaudited)
                                  -----------

                                                           2002         2001
                                                        -----------  -----------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
  Net loss                                              $  (87,615)  $  (58,582)
  Adjustments to reconcile net loss to net
  cash used in operating  activities:
       Depreciation and amortization                        13,903        8,856
       (Increase)/decrease in current assets:
            Accounts receivable                                723      (28,463)
            Inventory                                       46,508      (89,951)
            Prepaid Expense                                 (2,735)       9,551
       Increase/(decrease) in current
       liabilities:
            Deferred  revenue                               12,143            -
            Accounts payable and accrued expenses           12,703      114,322
                                                        ----------   ----------
       Total adjustments                                    83,245       14,315
                                                        ----------   ----------
       Net cash used in operating activities                (4,370)     (44,267)
                                                        ----------   ----------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES
    Acquisition  of  property  and  equipment                    -      (10,110)
                                                        ----------   ----------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
    Proceeds of loans from officers                          1,018       53,795
    Proceeds of note payable, bank                          15,911        3,948
    Payments on obligations under capital lease             (5,607)      (5,370)
                                                        ----------   ----------
    Net  cash  provided  by  financing  activities          11,322       52,373
                                                        ----------   ----------

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS           6,952       (2,004)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                   9,247       10,061
                                                        ----------   ----------

CASH & CASH EQUIVALENTS, ENDING BALANCE                 $   16,199   $    8,057
                                                        ==========   ==========

Supplemental disclosure of cash flow information:

Income tax paid                                         $      800   $      800
                                                        ==========   ==========

Interest paid                                           $    3,922   $    5,250
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

Basis  of  Preparation

The accompanying Interim Condensed Financial Statements are prepared in accordance with rules set forth in Regulation SB of the Securities and Exchange Commission. As said, these statements do not include all disclosures required under generally accepted principles and should be read in conjunction with the audited financial statements for the year ended February 28, 2002. In the opinion of management all adjustments consisting of normal reoccurring accruals have been made to the financial statements. The results of operation for the nine months ended November 30, 2002 are not necessarily indicative of the results to be expected for the fiscal year ending February 28, 2003.

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

Vulnerability due to supplier concentrations - The Company used one major source for the supply of several components. Total purchases from this source amounted to $100,250 in the nine month period ended November 30, 2002. In the event of the loss of the sources, the Company has identified an alternate source that may be available. The effect of the loss of any of these sources or a disruption in their business will depend primarily upon the length of time necessary to find a suitable alternative source and could have a material adverse effect on the Company's results of operations.

Vulnerability due to customer concentrations - Net sales to one major customer in the period ended November 30, 2002 amounted to approximately $108,000. Account receivable from the major customer at November 30, 2002, amounted to $1,093.

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

5.  ADVANCES  FROM  OFFICERS:

This amount represents the unpaid balance of non-interest bearing short-term advances received from officer-stockholders. Such advances are unsecured and payable on demand.

6.  NOTE  PAYABLE:

Note payable is non-interest bearing, unsecured and is due upon the sale of the corporation.

                                   DITA, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


7.  DEFERRED  REVENUE:

The Company received $20,000 advance payment from an unrelated party for the services to be provided. During the period ended November 30, 2002, the Company recorded $7,857 as earned revenues from this amount, resulting in deferred revenue of $12,143 at November 30, 2002.

8.  NET  SALES

The Company's net sales to U.S. and international customers (Japan, Australia, and Canada) for the periods ended November 30, 2002 and 2001, are summarized as follows:

                                           2002          2001
                                       -----------   -----------
           United  States              $   410,286   $   435,224
           International                   122,623       317,291
                                       -----------   -----------
                                       $   532,909   $   752,515
                                       ===========   ===========

9.   COMMITMENTS:

The Company occupies office space on a two-year lease commenced on April 1, 2002. The Company pays its utilities, insurance, taxes and maintenance.

Future minimum lease commitments, excluding property taxes and insurance, are approximately as follows:

                                 Period  ending  November  30,
                                 -----------------------------
                                   2003         $  39,775
                                   2004            13,461

Total rent expense charged to operations was $28,152 and $27,540 in the periods ended November 30, 2002 and 2001, respectively.

A  deposit  of  $3,060  was  paid  upon  signing  of  the  original  lease.

10. GOING  CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. The Company has accumulated deficit of $917,789 including a net loss of $87,615 for the nine-month period ended November 30, 2002. The continuing loss has adversely affected the liquidity of the Company. The Company faces continuing significant business risks, including but not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do

                                   DITA, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the period ended November 30, 2002, towards (i) controlling salaries and general and administrative expenses (ii) management of accounts payable and
(iii)  evaluation  of  its  distribution  and  marketing  methods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements."

     Financial  condition,  changes  in  financial   condition  and  results  of
     ---------------------------------------------------------------------------
operations  -  Third  Quarter  of  Fiscal Year 2003 Compared to Third Quarter of
--------------------------------------------------------------------------------
Fiscal  Year  2002
------------------

     Dita's sales decreased by $69,999 from $170,339 in the three-month period ended November 30, 2001 (Q3:2002) to $100,340 in the three-month period ended November 30, 2002 (Q3:2003), a 41 percent decrease. The changes in the origin of these sales are as follows:

                                           Q3:2002            Q3:2003
                                      ----------------    ----------------
                                                  Per-                Per-
          Origin  of  Sales             Amount    cent      Amount    cent
          -----------------           ---------  -----    ---------  -----
          Optical                     $  62,768   36.8    $  27,001   26.9
          Boutique                       53,323   31.3       42,092   41.9
          Department  store              11,127    6.5        5,931    5.9
          International                  66,255   38.9       22,365   22.3
          Private  Label                    540     .3          559    0.6
          Freight  income                 3,063    1.8        2,927    2.9
          Miscellaneous                     422     .2          365     .4
          Returns  &  exchanges         (27,070) (15.9)     (10,858) (10.8)
          Other  Income                       0     .0        9,957    9.9
          Discounts                         (88)    .1            0      0
                                       --------  -----     --------  -----
              Totals                   $170,339  100.0     $100,340  100.0
                                       ========  =====     ========  =====

     The cost of sales essentially remained consistent: 47 percent of sales in Q3:2002 and 48 percent of sales in Q3:2003.

     Operating expenses decreased, from $116,021 - or 68 percent of sales - in Q3:2002 to $100,313 - or 100 percent of sales - in Q3:2003. The increase in percentage of operating expenses from 68 to 100 percent is due in part to a new contract with Hurley International.

     Dita had $63,186 net loss from operations in Q3:2003, compared to a net loss of $37,708 in Q3:2002. This increase is attributed to the decrease in sales as noted above as well as expenses attributed to Hurley International.

     Our accounts receivable decreased by $26,278 from $125,610 at the end of Q3:2002 to $99,332 at the end of Q3:2003. Our accounts payable and accrued expenses increased by $28,247 from $408,876 at the end of Q3:2002 to $437,123 at the end of Q3:2003. A cash balance of $ 8,057 at the end of Q3:2002 increased to $16,199 at the end of Q3:2003. Our inventory decreased from $255,935 at the end of Q3:2002 to $157,303 at the end of Q3:2003. Stockholders' equity showed a deficit of $79,298 at the end of Q3:2002 and a deficit of $273,050 at the end of Q3:2003.

     After taking into account our interest expenses of $14,877 in Q3:2003 and $11,940 in Q3:2002, our net loss was $63,186 - or 63 percent of sales - in

Q3:2003  and  $37,708  -  or  22  percent  of  sales  -  in  Q3:2002.

     Financial  condition,  changes  in  financial  condition  and  results   of
     ---------------------------------------------------------------------------
operations  -  9  months  ended  November  30,  2001  Compared to 9 months ended
--------------------------------------------------------------------------------
November  30,  2002.
--------------------

     Sales during the first 9 months of the 2003 FY decreased by $219,606 from sales during the first 9 months of FY 2002 - $532,909 compared to the earlier $752,515.

                                    1st 9 mo:FY2002           1st 9 mo:FY2003
                                    ---------------           ---------------
                                               Per-                      Per-
          Origin  of  Sales         Amount     cent           Amount     cent
          -----------------       ---------    ----         ----------   ----
          Optical                  $218,261    29.0          $142,318    26.7
          Boutique                  216,443    28.8           182,933    34.3
          Department  store         102,105    13.5            80,676    15.1
          International             317,291    42.1           122,623    23.0
          Private  Label              2,484      .3             6,642     1.2
          Freight  income             9,825     1.3            11,523     2.2
          Miscellaneous               4,522     0.6             1,873     0.4
          Other Income                                         10,457     2.0
          Returns & exchanges      (117,669)  (15.6)          (57,966)  (10.9)
          Accessories                                          31,145     5.8
          Other
            Income-Accessories                                    583      .1
          Freight
            Income-Accessories                                    498      .1
          Returns-Accessories                                    (396)    (.1)
          Discounts                    (748)    0.0
          Interest  income                1     0.0                        .0
                                   --------   -----          --------   -----
          Totals                   $752,515   100.0          $532,909   100.0

     Sales decreases can be attributed to a slowing economy. However, sales from our new Accessories' line are promising - they produced 6 percent of sales.

     Our gross margin essentially remained steady: 56.2 percent ($422,788) of sales in the first 9 months of FY 2002 and 57.4 percent ($305,706) of sales in the first 9 months of FY 2003.

     Operating expenses decreased by $95,831 from $444,645 in the first 9 months of FY 2002 to $348,814 - in the first 9 months of FY 2003. The decrease is due primarily to -

     -     a  decrease  in  photography  expense  of  approximately  $14,865

     -     a  decrease  in  trade  show  expense  of  approximately  $6,109

     -     a  decrease  in  promotional  expense  of  approximately  $3,909

     -     a  decrease  in  printing  expense  of  approximately  $12,471

     -     a  decrease  in  entertainment  expense  of  approximately  $4,410

     -     a  decrease  in  office  expense  of  approximately  $7,655

     -     a  decrease  in  research  &  development  of  approximately  $6,461

     -     a  decrease  in  office  salaries  of  approximately  $5,597

     -     a  decrease  in  officer'  salaries  of  approximately  $23,700

     The above decreases were offset, however, by increases in the following operating expenses:

     -     an  increase  in  commission  expense  of  approximately  $10,435

     -     an  increase  in  depreciation  expense  of  approximately  $5,047

     -     an  increase  in  collection  expense  of  approximately  $2,136

     -     an  increase  in  finance  charges  of  approximately  $4,362

     Dita realized a net loss of $87,615 or 16.4 percent of sales, in the first 9 months of 2003 while there was a net loss from operations of $58,582 or 7.8 percent of sales, in the first 9 months of FY 2002.

     Liquidity  and  Outlook
     -----------------------

     The company's limited liquidity position was supported in Q3:2003 mainly by two factors - (1) from the services provided by Glance, Inc., a manufacturer of sunglasses under the control of Bendar Wu, the chairman of our board of directors, which company funds a considerable portion of our inventory; and (2) from maintaining a large accounts payable.

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

     We perceive our long-term solution for improvement to be two fold. First our gross margin must improve. The essential services provided by Glance, Inc. come at a cost - they increase our cost of goods sold from 10 to 20 percent above industry standard. Yet, it is impossible to dispense with these services without the cash to pay for a considerable portion of our inventory that Glance provides. We are still working on obtaining additional lines of credit from lending institutions that cater to small businesses. When we have exhausted these possibilities, we will attempt to obtain capital through the sale of shares of common stock. The second area in which the company can increase its profitability is to move into licensing of additional brands. With Dita's relationship with Glance the company has the ability to fund the production requirements of a new sunglass license. The company has not identified a source of funds required for the implementation of a new licensing program. In order for Dita to enter into a licensing agreement with another brand it will be necessary to form a partnership with the proposed licensor. In this partnership Dita would fund the production, utilize its existing property plant equipment, in-house sales, shipping and customer service staff and the licensor would fund the remaining capital deficiencies. Currently Dita is researching several different markets where licensing could be profitable.

     At this time, we have not identified the sources of additional lines of credit or of equity capital we need to break out of our dilemma. Short term, we need to increase our bank line of credit from $48,000 to approximately $100,000 to help improve the overall stability of our liquidity position.

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

Date:  January  8,  2003                       Dita,  Inc.


                                               By:/s/Jeff  Solorio
                                               ------------------------------
                                               Jeff Solorio, President and
                                                 Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)

I, Jeff Solorio,  Chief Executive  Officer  of  the registrant, certify that:

     1.   I  have reviewed this quarterly report on Form 10-QSB of Dita, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  January  8,  2003                     /s/  Jeff  Solorio
                                             -----------------------------------
                                             Jeff  Solorio
                                             Chief  Executive  Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)

I, Jeff Solorio,  Chief  Financial  Officer  of  the registrant, certify that:

     1.   I  have  reviewed  this quarterly report on Form 10-QSB of Dita, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  January  8,  2003                     /s/  Jeff  Solorio
                                             -----------------------------------
                                             Jeff  Solorio
                                             Chief  Financial  Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)


     In connection with the accompanying Quarterly Report of Dita, Inc. (the "Company") on Form 10-QSB for the period ended November 30, 2002 (the "Report"), I, Jeff Solorio, Chief Executive Officer of the Company, hereby certify that to my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated:  January  8,  2003                /s/  Jeff  Solorio
                                         ---------------------------------------
                                         Jeff  Solorio
                                         Chairman  and Chief  Executive  Officer


     The above certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and is not being filed as part of the Form 10-Q or as a separate disclosure document.

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)


     In connection with the accompanying Quarterly Report of Dita, Inc. (the "Company") on Form 10-QSB for the period ended November 30, 2002 (the "Report"), I, Jeff Solorio, Chief Financial Officer of the Company, hereby certify that to my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated:  January  8,  2003                /s/  Jeff  Solorio
                                         ---------------------------------------
                                         Jeff  Solorio
                                         Chief  Financial  Officer


     The above certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and is not being filed as part of the Form 10-Q or as a separate disclosure document.